Form 10-Q
period 2019-09-30
Cyclerion Therapeutics, Inc.
filed 2019-11-12
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 6, 2019, the registrant had 27,468,904 shares of common stock, no par value, outstanding.

CYCLERION PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

•                  the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching and commercializing our product candidates, including olinciguat and IW-6463;

•                  our interpretation of the data from the praliciguat Phase 2 clinical trial in patients with diabetic nephropathy, including regarding the clinical site whose results appear to be inconsistent with the overall study population;

•                  the potential of further evaluation of praliciguat for diabetic nephropathy;

•                  the potential commercial opportunities of praliciguat, including the potential for a future out-license of praliciguat by us;

•                  our ability to identify a licensee and to negotiate and execute an out-license or similar agreement with respect to praliciguat;

•                  the impact on our business of our recent workforce and expense reduction initiatives;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Cyclerion Therapeutics, Inc.

Condensed Consolidated and Combined Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$117,034	$—
Related party accounts receivable	1,440	—
Prepaid expenses	2,164	867
Other current assets	68	12
Total current assets	120,706	879
Restricted cash	7,726	—
Property and equipment, net	12,114	6,497
Operating lease right-of-use asset	69,158	—
Other assets	—	25
Total assets	$209,704	$7,401
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,818	$2,781
Related party accounts payable	187	—
Accrued research and development costs	3,543	5,261
Accrued expenses and other current liabilities	7,298	9,804
Current portion of operating lease liabilities	3,250	—
Total current liabilities	19,096	17,846
Operating lease liabilities, net of current portion	71,411	—
Stockholders’ equity (deficit)
Common stock, $0.0 par value, 400,000,000 shares authorized and 27,468,445 issued and outstanding at September 30, 2019 and no shares issued or outstanding at December 31, 2018	—	—
Accumulated deficit	(59,572)	—
Net parent investment	—	(10,445)
Paid-in capital	178,768	—
Accumulated other comprehensive income (loss)	1	—
Total stockholders’ equity (deficit)	119,197	(10,445)
Total liabilities and stockholders’ equity (deficit)	$209,704	$7,401

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated and Combined Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue from related party	$1,398	$—	$3,026	$—
Cost and expenses:
Research and development	22,295	21,499	74,458	65,264
General and administrative	7,119	7,787	27,019	19,086
Total cost and expenses	29,414	29,286	101,477	84,350
Loss from operations	(28,016)	(29,286)	(98,451)	(84,350)
Interest and investment income	699	—	1,498	—
Net loss	$(27,317)	$(29,286)	$(96,953)	$(84,350)
Net loss per share:
Basic and diluted net loss per share	$(1.00)	$(1.07)	$(3.54)	$(3.08)
Weighted average shares used in calculating:
Basic and diluted net loss per share	27,434	27,380	27,380	27,380

Other comprehensive loss:
Net loss	$(27,317)	$(29,286)	$(96,953)	$(84,350)
Other comprehensive loss:
Foreign currency translation adjustment	1	—	1	—
Total other comprehensive loss	1	—	1	—
Comprehensive loss	$(27,316)	$(29,286)	$(96,952)	$(84,350)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated and Combined Statements of Stockholders’ Equity (Deficit)

(In thousands except per share data)

(Unaudited)

	Common Stock		Net Parent Company	Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Investment	capital	deficit	loss	equity (deficit)
Balance at December 31, 2017	—	$—	$(8,567)	$—	$—	$—	$(8,567)
Net loss	—	—	(84,350)	—	—	—	(84,350)
Net transfers from Ironwood	—	—	75,973	—	—	—	75,973
Ironwood allocation - share-based compensation	—	—	8,824	—	—	—	8,824
Balance at September 30, 2018	—	$—	$(8,120)	$—	$—	$—	$(8,120)

Balance at December 31, 2018	—	$—	$(10,445)	$—	$—	$—	$(10,445)
Net loss	—	—	(37,381)	—	(59,572)	—	(96,953)
Net transfers from Ironwood	—	—	38,687	—	—	—	38,687
Ironwood allocation - share-based compensation	—	—	3,989	—	—	—	3,989
Separation-related adjustments	—	—	7,752	—	—	—	7,752
Reclassification of net parent company investment	—	—	(2,602)	2,602	—	—	—
Distribution of common stock by Ironwood upon separation	15,562	—	—	—	—	—	—
Issuance of common stock - private placement, net of fees	11,817	—	—	164,622	—	—	164,622
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	67	—	—	372	—	—	372
Issuance of common stock awards	22	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	—	11,172	—	—	11,172
Foreign currency translation adjustment	—	—	—	—	—	1	1
Balance at September 30, 2019	27,468	$—	$—	$178,768	$(59,572)	$1	$119,197

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated and Combined Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(96,953)	$(84,350)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	2,047	1,062
Loss (gain) on disposal of property and equipment	76	—
Share-based compensation expense	15,161	8,824
Changes in operating assets and liabilities:
Related party accounts receivable	(1,440)	—
Prepaid expenses	(1,297)	551
Other current assets	(49)	(154)
Operating lease assets	2,108	—
Other assets	25	44
Accounts payable	1,942	1,142
Related party accounts payable	187	—
Accrued research and development costs	(1,719)	(997)
Operating lease liabilities	3,395	—
Accrued expenses and other current liabilities	(3,535)	(473)
Net cash (used in) operating activities	(80,052)	(74,351)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,714)	(1,622)
Proceeds from sale of property and equipment	99	—
Net cash (used in) investing activities	(6,615)	(1,622)
CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from private placement	175,000	—
Costs associated with private placement	(10,378)	—
Proceeds from exercises of stock options and ESPP	365	—
Transfers from Ironwood	46,439	75,973
Net cash provided by financing activities	211,426	75,973
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	—
Net increase in cash, cash equivalents and restricted cash	124,760	—
Cash, cash equivalents and restricted cash, beginning of period	—	—
Cash, cash equivalents and restricted cash, end of period	$124,760	$—
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated and combined balance sheets
Cash and cash equivalents	$117,034	$—
Restricted cash	7,726	—
Total cash, cash equivalents and restricted cash	$124,760	$—

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

On April 2, 2019, the Company issued 11,817,165 shares (‘‘Private Placement Shares’’) of its common stock to accredited investors for gross proceeds of $175 million (net proceeds of approximately $165 million) pursuant to the amended and restated common stock purchase agreement, dated as of February 25, 2019, by and among the Company and the selling stockholders listed therein (the “Amended and Restated Common Stock Purchase Agreement”). The funds associated with the sale of Private Placement Shares were received by the Company on April 2, 2019.

Basis of Presentation

The Company did not operate as a separate, stand-alone entity for the full period covered by the interim consolidated and combined financial statements. The Company’s consolidated balance sheet as of September 30, 2019 and consolidated statement of operations and comprehensive loss for the three months ended September 30, 2019 consist of the consolidated balances of Cyclerion as prepared on a stand-alone basis. The Company’s combined balance sheet as of December 31, 2018 and consolidated and combined statements of operations and comprehensive loss for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018,  as well as our statements of cash flows for the nine months ended September 30, 2019 and 2018, respectively, have been prepared on a “carve out” basis for the periods and dates prior to the Separation on April 1, 2019.

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

During the nine months ended September 30, 2019, the Company recorded approximately $7.8 million in Separation-related adjustments in its condensed consolidated and combined statements of stockholders’ equity (deficit). The Separation-related adjustments primarily related to differences between assets and liabilities transferred to Cyclerion as a result of the Separation and assets and liabilities reported in the Company’s combined balance sheet as of March 31, 2019.

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

The Company has experienced negative operating cash flows for all historical periods presented and it expects these losses to continue into the foreseeable future as the Company continues the development and clinical testing of the product candidates, olinciguat, and IW-6463, and its discovery research programs, as well as the close-out of the recently completed praliciguat studies.  On April 2, 2019, the Company issued the Private Placement Shares to accredited investors for gross proceeds of $175 million (net proceeds of approximately $165 million) pursuant to the Amended and Restated Common Stock Purchase Agreement. The funds associated with the sale of Private Placement Shares were received by the Company on April 2, 2019.

After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash and cash equivalents as of September 30, 2019, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated and combined financial statements include the accounts of Cyclerion and its wholly owned subsidiary as of September 30, 2019.

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

Related Party Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company’s receivables primarily relate to amounts earned under a development agreement with Ironwood. The Company believes that credit risks associated with Ironwood are not significant. To date, the Company has not had any significant write-offs of bad debt and the Company did not have an allowance for doubtful accounts as of September 30, 2019.

Impairment of Long-Lived Asset

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

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) using the optional transition method. The adoption of ASC 842 represents a change in accounting principle that aims to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet for both operating and finance leases. In addition, the standard requires enhanced disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The reported results for the nine months ended September 30, 2019 reflect the application of ASC 842 guidance, while the reported results for prior periods were prepared in conjunction with ASC 840, Leases (“ASC 840”).

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

The Company generates revenue from a development agreement with Ironwood, pursuant to which the Company provides certain research and development services with respect to certain of Ironwood’s products and product candidates.  Such research and development activities are governed by a joint steering committee composed of representatives of both companies.  Services performed are invoiced at a mutually agreed upon rate and the initial term of the agreement is two years from the date of Separation and automatically renews for one year unless either party notifies the other at least six months prior to the expiration.

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

Income taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the three and nine months ended September 30, 2019 and 2018, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of September 30, 2019 and December 31, 2018, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

Prior to the Separation, income taxes included current and deferred income taxes of Ironwood allocated to the Company’s stand-alone financials.  In accordance with the tax matters agreement with Ironwood, Cyclerion is responsible for its own portion of income taxes beginning after the Separation date.

Subsequent Events

The Company considers events or transactions that have occurred after the balance sheet date of September 30, 2019, but prior to the filing of the financial statements with the Securities and Exchange Commission, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Quarterly Report on Form 10-Q (See Note 13, Subsequent Events) .

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the consolidated and combined financial statements, the Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2019 and 2018, that had a material effect on its consolidated and combined financial statements.

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

(a)                                 Corporate costs

Ironwood incurred significant corporate costs for services provided to Cyclerion. These costs included expenses for information systems, accounting, other financial services (such as treasury, audit and purchasing), human resources, legal, facilities and Separation-related costs.

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

The corporate costs allocated to Cyclerion, prior to the Separation, and included in the combined statements of operations were approximately $6.8 million, $7.5 million and $18.3 million for the three months ended March 31, 2019 and the three and nine months ended September 30, 2018, respectively, and were included in general and administrative expenses for both periods.

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

Under the transition services agreements, the Company provides certain services to Ironwood, and Ironwood provides certain services to the Company, each related to corporate functions such as finance, procurement, facilities and development for a period of up to two years from the date of the Separation, unless earlier terminated or extended by mutual agreement. These services are charged to and from Ironwood and are recorded as part of operating expenses.  The Company recorded a net charge to operating expenses that was not material and approximately $0.1 million for activities related to the transition services agreements for the three and six months ended September 30, 2019.

Under the development agreement, the Company provides certain research and development services to Ironwood at mutually agreed upon rates and the amounts earned are recorded as revenue from related party.  Such research and development activities are governed by a joint steering committee composed of representatives of both Ironwood and the Company.  The Company recorded approximately $1.4 million and $3.0 million in revenue from related party for services provided under the development agreement for the three and six months ended September 30, 2019, respectively.

In accordance with the Separation Agreement, there were certain other transactions and adjustments post-Separation between the Company and Ironwood.  The total amount due from Ironwood at September 30, 2019 was approximately $1.4 million, primarily from the development agreement, and is reflected as related party accounts receivable.  The total amount due to Ironwood at September 30, 2019 was approximately $0.2 million. During the three months ended September 30, 2019, Cyclerion paid Ironwood approximately $1.3 million associated with tenant improvement reimbursement provisions in accordance with the Separation Agreement.

Ironwood has obtained health insurance services for its employees, including employees of Ironwood who became employees of Cyclerion, from an insurance provider whose President and Chief Executive Officer became a member of Ironwood’s Board of Directors in April 2016. Prior to the Separation, expenses related to insurance premiums were allocated to Cyclerion using a pro-rata method based on internal project assignments and headcount, that management believes are consistent and reasonable. Insurance premiums allocated to Cyclerion amounted to approximately $0.5 million for the three months ended March 31, 2019 and approximately $0.5 million and $1.6 million for the three and nine months ended September 30, 2018, respectively, and is reflected in the Company’s condensed consolidated and combined statements of operations. Accordingly, the amounts presented are not necessarily indicative of future expense and do not necessarily reflect the results that Cyclerion would have experienced as an independent company for the periods presented.

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

4. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy.  The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of
	September 30, 2019 using:
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,958	$—	$—	$20,958
Repurchase Agreements	92,506	—	—	92,506
Total cash equivalents	$113,464	$—	$—	$113,464

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Laboratory equipment	$16,297	$17,753
Software	2,232	2,593
Construction in progress	33	741
Computer and office equipment	1,890	901
Leasehold improvements	22,624	0
Gross property and equipment	43,076	21,988
Less: accumulated depreciation and amortization	(30,962)	(15,491)
Property and equipment, net	$12,114	$6,497

As of September 30, 2019, and December 31, 2018, Company’s property and equipment was primarily located in Cambridge, Massachusetts.

Depreciation and amortization expense of the Company’s property and equipment was approximately $0.7 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $2.0 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively.  Fixed asset purchases included in accounts payable and accrued expenses was approximately $0.1 million and $1.2 million at September 30, 2019 and 2018, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued incentive compensation	$3,419	$4,889
Salaries	1,687	1,513
Accrued vacation	1,271	1,048
Professional fees	885	1,019
Workforce reduction charges	—	565
Other	36	770
	$7,298	$9,804

7. Commitments and Contingencies

Other Funding Commitments

As of September 30, 2019, the Company has several on-going studies in various clinical trial stages. The Company’s most significant clinical trial expenditures are related to contract research organizations. These contracts are generally cancellable, with notice, at the Company’s option and do not have any significant cancellation penalties.

Guarantees

On September 6, 2018, Cyclerion was incorporated in Massachusetts and its officers and directors are indemnified for certain events or occurrences while they are serving in such capacity.  Prior to the Separation, the Company’s officers and directors were similarly indemnified under Delaware law.

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of September 30, 2019 or December 31, 2018.

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

On April 1, 2019, the Company entered into a direct operating lease (the ‘‘HQ Lease’’) for its existing premises located at 301 Binney Street, Cambridge, MA consisting of approximately 114,000 rentable square feet of office and lab space on the first and second floors. The HQ Lease is for a term of 123 months with two five-year extension options and certain expansion rights. The HQ Lease includes a letter of credit of $7.7 million posted with the landlord as a security deposit, which is collateralized by a money market account recorded as restricted cash on the Company’s condensed consolidated balance sheets as of September 30, 2019. Cyclerion has also entered into customary non-disturbance arrangements with the building landlord’s mortgagee and with the property ground lessor recognizing Cyclerion’s leasehold interest in this property.

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

The Company recorded the liability associated with the HQ Lease at the present value of the lease payments not yet paid, discounted using the discount rate for the HQ Lease established at the commencement date. As the HQ Lease does not provide an implicit rate, the Company had to estimate the incremental borrowing rate, or IBR, as of the commencement date. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The Company determined its IBR to be 10.9%, which was used to discount the remaining lease payments over the remaining lease term and recorded a lease liability of $71.3 million on April 1, 2019. This lease liability will be amortized over the remaining lease term in an amount equal to the difference between the cash rent paid and the monthly interest calculated on the remaining lease liability. As of September 30, 2019, the Company had a current lease liability of $3.3 million and a noncurrent lease liability of $71.4 million recorded in its condensed consolidated balance sheets related to the HQ Lease.

The Company has a tenant improvement allowance from the landlord of approximately $2.3 million for certain permitted costs related to the buildout of the premises. The Company is deemed to be the owner of these tenant improvements during the lease term. These $2.3 million of improvements are included in the Company’s property, plant and equipment balances in its condensed consolidated balance sheets as of September 30, 2019 and are depreciated over the shorter of their useful life or the related lease term.  The Company received the payment for the tenant allowance in the third quarter of 2019.

On April 1, 2019, the Company recorded a right-of-use asset in the amount $71.3 million. The right-of-use asset is being amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of September 30, 2019, the Company had a long-term lease asset of $69.2 million recorded in its condensed consolidated balance sheets related to the HQ Lease.

Lease cost is recognized on a straight-line basis over the lease term. For the three and six months ended September 30, 2019, the Company recognized a total of approximately $3.0 million and $6.3 million of lease cost.

Supplemental cash flow information related to leases for the periods reported is as follows:

Nine Months Ended September 30,
2019
Right-of-use assets obtained in exchange for new operating lease upon lease commencement (in thousands)	$71,266
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$2,834
Cash received for tenant improvements included in the measurement of lease liabilities (in thousands)	$2,289
Weighted-average remaining lease term of operating leases (in years)	9.8
Weighted-average discount rate of operating leases	10.9%

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of September 30, 2019 are as follows (in thousands):

Operating lease payments
2019 (remaining three months)	$2,743
2020	11,212
2021	11,537
2022	11,872
2023	12,217
2024 and hereafter	73,847
Total future minimum lease payments	123,428
Less: present value adjustment	48,767
Operating lease liabilities at September 30, 2019	74,661
Less: current portion of operating lease liabilities	3,250
Operating lease liabilities, net of current portion	$71,411

On March 31, 2019, the Company entered into a short-term sublease of approximately 24,000 rentable square feet with Ironwood to provide temporary working space for a portion of its workforce while the buildout of the Company’s new premises was being completed. The sublease was for an initial one-month term with several one-month extension options. The Company subleased the space for approximately 1.5 months, vacating the space and terminating the sublease in mid-May 2019. The Company incurred approximately $0.2 million in rent expense related to the sublease, which is included in the total lease cost of $6.3 million, for the six months ended September 30, 2019.  See also Note 13, Subsequent Events.

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

Cyclerion also mirrored two of Ironwood’s existing plans, the Amended and Restated 2005 Stock Incentive Plan (“2005 Equity Plan”) and the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan (“2010 Equity Plan).

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

The following table provides share-based compensation reflected in the Company’s condensed consolidated and combined statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$2,192	$1,796	$6,774	$5,350
General and administrative	2,756	1,515	8,386	3,474
	$4,948	$3,311	$15,160	$8,824

Stock Options

A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	(in thousands)
Outstanding as of December 31, 2018	—	$—	—	$—
Aggregate impact of conversion related to spin-off	6,456,982	14.90	—	—
Granted	893,529	13.21
Exercised	(47,121)	8.18	—	—
Cancelled or forfeited	(396,560)	12.50	—	—
Outstanding as of September 30, 2019	6,906,830	$14.86	7.57	$1,076
Exercisable at September 30, 2019	2,475,077	$14.84	5.23	$315

During the three and six months ended September 30, 2019 the Company granted stock options to purchase an aggregate of 395,000 shares and 893,529 shares, respectively, at weighted average grant date fair values per option share of $6.54 and $8.04, respectively. The total grant date fair value of options granted during the six-month period ended September 30, 2019 was $7.2 million.

As of September 30, 2019, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested stock options held by Cyclerion’s employees is $29.4 million and the weighted average period over which that expense is expected to be recognized is 2.79 years.

The weighted-average Black-Scholes assumptions used in estimating the fair value of the stock options granted by Cyclerion following the Separation during the three and six months ended September 30, 2019, were as follows:

	Three Months Ended September 30,	Six Months Ended September 30,
	2019	2019
Weighted average risk-free interest rate	1.52%	1.86%
Expected dividend yield	—	—
Expected option term (in years)	6.25	6.25
Expected stock price volatility	64.86%	65.07%

For the three and six months ended September 30, 2019, expected volatility was estimated using an average of the historical volatility of the common stock of a group of similar companies that were publicly traded.  The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

A summary of RSU activity for the nine months ended September 30, 2019 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2018	—	$—
Aggregate impact of conversion related to spin-off	932,469	$15.55
Granted	133,705	$11.76
Vested	(19,662)	$17.22
Forfeited	(154,542)	$15.76
Unvested as of September 30, 2019	891,970	$14.91

As of September 30, 2019, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested restricted stock units by the Company’s employees is $8.4 million and the weighted-average period over which that expense is expected to be recognized is 2.8 years.

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

A summary of the restricted stock for the nine months ended September 30, 2019 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2018	—	$—
Granted	21,942	$14.81
Vested	(21,942)	$14.81
Unvested as of September 30, 2019	—	$—

10. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Prior to April 1, 2019, there were no Cyclerion shares outstanding, as such, the shares outstanding immediately after the distribution and the private placement were used to calculate the net loss per share for all pre-separation periods presented.

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Numerator:
Net loss (in thousands)	$(27,317)	$(29,286)	$(96,953)	$(84,350)

Denominator:
Weighted average number of common shares outstanding (in thousands)	27,434	27,380	27,380	27,380

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock Options	6,907	—	—	—
Restricted Stock Units	892	—	—	—
	7,799	—	—	—

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

Included in compensation expense for employees that are directly attributable to Cyclerion is approximately $0.1 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Prior to the Separation, expenses related to these workforce reductions were allocated to Cyclerion using a pro rata method based on internal project assignments and headcount that management believes are consistent and reasonable. Pursuant to the terms of the Separation Agreement entered into between the Company and Ironwood on March 30, 2019, the accrued liability related to these workforce reductions remained with Ironwood.

The following table summarizes the accrued liabilities activity allocated to Cyclerion in connection with the reduction in workforce for the three and nine months ended September 30, 2019 (in thousands):

	Amounts accrued at December 31, 2018	Charges	Amount paid	Balance assumed by Ironwood	Amounts accrued at September 30, 2019
June 2018 Reduction	$565	$—	$(268)	$(297)	$—
February 2019 Reduction	—	580	(90)	$(490)	—
Total	$565	$580	$(358)	$(787)	$—

13. Subsequent Events

On October 18, 2019, the Company entered into an agreement to sublease approximately 16,000 square feet primarily of lab space, representing a portion of the Company’s current leased premises, to a third party.  The annual sublease base rent, which begins six months after the sublease commencement date, is approximately $1.5 million and increases 3% annually over the term of the lease which is 117 months with no extension options.  The subtenant is also responsible for paying a pro rata share of operating expenses and certain other costs associated with the subleased premises.  The sublease requires an initial security deposit equal to the three months of base rent, increasing to a total of six months base rent no later than nine months after the sublease commencement date.  The Company also entered into a license and service agreement with the same third party for the use of a certain portion of the subleased space and for certain services to be provided by the subtenant in the subleased space.

On October 30, 2019, the Company began a reduction of its current workforce by approximately thirty (30) full-time employees in order to align its resources with its ongoing clinical and preclinical programs, innovation strategy and partnering efforts. The Company expects that this workforce reduction will take place primarily during the fourth quarter of 2019.  The Company estimates that it will incur aggregate charges in connection with the workforce reduction of approximately $3.0 million for employee severance and benefit costs primarily in the fourth quarter of 2019, nearly all of which are expected to result in cash expenditures.

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

The core of our research and development strategy is to harness the power of sGC pharmacology to develop therapies for serious and orphan diseases.  Our portfolio of programs includes:

Olinciguat is a once-daily, orally available vascular sGC stimulator that is well suited for the potential treatment of sickle cell disease, or SCD. We are conducting a dose-ranging Phase 2 study, STRONG-SCD, that is expected to enroll up to 88 patients from both US and ex-US sites.  This study is designed to explore a broad range of tolerated doses and optimize our understanding of the therapeutic potential of olinciguat in SCD. We expect topline data from this study in mid-2020.

In June 2018, the U.S. Food and Drug Administration, or the FDA, granted Orphan Drug Designation to olinciguat for the treatment of patients with SCD. Orphan Drug Designation provides marketing exclusivity for seven years from the date of the product’s approval for marketing and contributes to a significant reduction in development costs.

During the nine months ended September 30, 2018, costs associated with olinciguat include clinical studies on achalasia, although we are not presently conducting further development activities for that indication.

Praliciguat is an orally administered, once-daily systemic sGC stimulator that was evaluated in two recently completed Phase 2 proof-of-concept studies: a dose-ranging study in 156 adult patients with diabetic nephropathy, and a study in 196 adult patients with heart failure with preserved ejection fraction (HFpEF), CAPACITY-HFpEF.  On October 30, 2019, we released topline results from these studies.

In CAPACITY-HFpEF, the study did not meet statistical significance on its primary endpoint of improved exercise capacity from baseline as compared to placebo, measured by cardiopulmonary exercise testing. There was clear evidence of drug exposure and pharmacological activity as judged by expected reductions in blood pressure. Praliciguat was generally well tolerated. We are discontinuing development of praliciguat in HFpEF.

The study of praliciguat for diabetic nephropathy also did not meet statistical significance on its primary endpoint of reduction in albuminuria from baseline as compared to placebo, measured by urine albumin creatinine ratio.  However, there was a trend toward improvement across the total intention-to-treat study population. Praliciguat was generally well tolerated.  As previously announced, we intend to out-license praliciguat for late-stage global development and commercialization.

IW-6463 is an orally administered central nervous system-penetrant sGC stimulator that, because it readily crosses the blood-brain barrier, affords an unprecedented opportunity to expand the utility of sGC pharmacology to serious neurodegenerative diseases. In January 2019, we initiated our first-in-human study of IW-6463. We expect topline data from this study in the fourth quarter of 2019.

Discovery Research. Our discovery efforts are primarily focused on identifying, designing and developing sGC stimulators for serious and orphan diseases. sGC stimulation is a powerful mechanism that can broadly regulate blood flow, inflammation, fibrosis and metabolism. In diseases that are localized to specific organs or tissues, we believe that our organ-targeting strategy will maximize the efficacy of sGC pharmacology in these organs while reducing the potential for dose-limiting hemodynamic effects sometimes observed with sGC stimulation. Our initial focus is on the liver and the lung due to the clear role of nitric oxide signaling in diseases with high unmet need that affect these organs.

The following table summarizes our research and development expenses related to our product pipeline, as well as employee and facility related costs allocated to research and development expense, for the three and nine months ended September 30, 2019 and 2018. These product pipeline expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, which are presented by development candidates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Product pipeline external costs:
Praliciguat	$2,575	$4,396	$12,102	$12,391
Olinciguat	2,891	1,651	10,794	4,887
IW-6463	1,559	740	3,797	2,157
Discovery research	364	693	999	1,652
Total product pipeline external costs	7,389	7,480	27,692	21,087
Personnel and related internal costs	9,517	8,818	29,540	27,936
Facilities and other	5,389	5,201	17,226	16,241
Total research and development expenses	$22,295	$21,499	$74,458	$65,264

Securing regulatory approvals for new drugs is a lengthy and costly process. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenue from related party	1,398	—	3,026	—
Cost and expenses:
Research and development	22,295	21,499	74,458	65,264
General and administrative	7,119	7,787	27,019	19,086
Total cost and expenses	29,414	29,286	101,477	84,350
Loss from operations	(28,016)	(29,286)	(98,451)	(84,350)
Interest and investment income	699	—	1,498	—
Net Loss	$(27,317)	$(29,286)	$(96,953)	$(84,350)

Revenue from related party.  The increase in revenue from related party for the three and nine months ended September 30, 2019, compared to the three months and nine months ended September 30, 2018 is the result of services performed under the development agreement with Ironwood.

Research and Development Expense.  The increase in research and development expense of approximately $0.8 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was primarily related to an increase in employee-related expenses of approximately $0.7 million as compared to the pre-Separation allocation from Ironwood and approximately $0.2 million in facilities and operating costs allocated to research and development. This increase is partially offset by a net decrease of approximately $0.1 million in external research costs associated with decreases in the praliciguat program of approximately $1.8 million and costs associated with discovery of approximately $0.3 million, partially offset by increases in the olinciguat program of approximately $1.2 million relating to the STRONG-SCD Phase 2 study and approximately $0.8 million in the IW-6463 program associated with our first-in-human study.

The increase in research and development expense of approximately $9.2 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily related to an increase of approximately $6.6 million in external research costs associated with clinical advancements for our development candidates. This includes an increase of approximately $5.9 million of costs associated with clinical progress on the STRONG-SCD Phase 2 study and supporting clinical pharmacology studies within the olinciguat program, and approximately $1.6 million relating to clinical progress on our first-in-human study for the IW-6463 program, partially offset by decreases of approximately $0.6 million associated with discovery and approximately $0.3 million associated with the praliciguat program.  Employee-related expenses, including stock-based compensation, increased by approximately $1.6 million and facilities and operating costs increased by approximately $1.0 million as compared to pre-Separation allocated costs from Ironwood.

General and Administrative Expense.  General and administrative expenses decreased approximately $0.7 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily driven by a decrease of approximately $2.4 million in non-recurring costs associated with the Separation, partially offset by an increase of approximately $1.4 million related to stock-based compensation and other employee-related expenses, and an increase of of approximately $0.3 million in costs related to facilities and operating costs.

General and administrative expenses increased approximately $7.9 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily as a result of increases of approximately $4.9 million of stock-based compensation, approximately $1.5 million in salaries and other employee-related expenses, and approximately $1.7 million in in costs related to facilities and operating costs, partially offset by a decrease of approximately $0.2 million in professional services expenses.

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

On September 30, 2019, we had approximately $117.0 million of unrestricted cash and cash equivalents.  Our cash equivalents include amounts held in U.S. government money market funds and overnight repurchase agreements.  We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

Our ability to fund our operations and capital needs will depend on our ongoing ability to generate cash from operations and access to capital markets and other sources of capital, as further described below. We anticipate that our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures and other general corporate purposes.

Going Concern

Based on our development plans and clinical stage patient testing and our timing expectations related to the progress of our discovery research programs, we expect that our existing cash and cash equivalents as of September 30, 2019, will be sufficient to fund our planned operating expenses and capital expenditure requirements through at least the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Net cash used in operating activities	$(80,052)	$(74,351)	$(5,701)	8%
Net cash used in investing activities	(6,615)	(1,622)	(4,993)	308%
Net cash provided by financing activities	211,426	75,973	135,453	178%

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $80.1 million for the nine months ended September 30, 2019. The primary uses of cash were our net loss of $97.0 million and changes in assets of approximately $0.6 million.  The changes in assets resulted primarily from increases in related party accounts receivable of approximately $1.4 million and prepaid expenses of approximately $1.3 million, partially offset by a decrease in the operating lease right of use asset of approximately $2.1 million.  These uses of cash were partially offset by non-cash items, including share-based compensation of approximately $15.2 million and depreciation and amortization expense of property and equipment of $2.0 million, in addition to changes in liabilities of approximately $0.3 million.  Changes in liabilities included increases in operating lease liabilities of approximately $3.4 million, accounts payable of approximately $1.9 million, and related party accounts payable of $0.2 million, partially offset by decreases in accrued expenses and other current liabilities of approximately $3.5 million and accrued research and development expenses of $1.7 million.

Net cash used in operating activities totaled approximately $74.4 million for the nine-month period ended September 30, 2018. The primary uses of cash were our net loss of $84.4 million and changes in assets of approximately $0.6 million resulting primarily from an increase in prepaid expenses and other current assets. These uses of cash were partially offset by non-cash items of approximately $10.0 million including approximately $8.8 million in share-based compensation expense and approximately $1.1 million in depreciation and amortization expense of property and equipment, and changes in liabilities of approximately $0.3 million resulting primarily from increases in accounts payable and accrued expenses and other current liabilities of approximately $1.1 million and approximately $0.5 million, respectively, offset by a decrease in accrued research and development costs of approximately $1.0 million and decrease in accrued expenses and other liabilities of approximately $0.5 million.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 totaled approximately $6.6 million, resulting from purchases of property and equipment of $6.7 million, primarily leasehold improvements, partially offset by proceeds from the sale of property and equipment of $0.1 million.

Cash used in investing activities for the nine months ended September 30, 2018 totaled approximately $1.6 million, resulting primarily from the purchase of property and equipment, primarily laboratory equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was approximately $211.4 million, primarily as a result of $164.6 million in net proceeds from the private placement, approximately $46.4 million of cash transferred to us from Ironwood prior to Separation when Ironwood managed our cash and financing arrangements, and approximately $0.4 million from proceeds from the exercises of stock options and the employee stock purchase plan

Cash provided by financing activities for the nine months ended September 30, 2018 was approximately $76.0 million, primarily as a result of cash transferred to us from Ironwood based on changes in our cash used for operations.

Funding Requirements

We expect our expenses to increase as we advance the preclinical activities and clinical trials of our product candidates. In addition, as a result of the Separation, we expect to continue incur additional costs associated with operating as a public company. Our expenses will also increase as we:

•                  continue advancing our product candidates into preclinical and clinical development;

•                  seek regulatory approvals for any product candidates that successfully complete clinical trials;

•                  may potentially  hire additional clinical, quality control and scientific personnel;

•                  enhance our operational, financial and management systems and

•                  maintain, expand and protect our intellectual property portfolio.

We believe that our existing cash, cash equivalents and restricted cash as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Certain Relationships and Related Person Transactions—Private Placement” section of the registration statement on Form S-1, filed with the SEC on April 18, 2019.

Because of the many risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase or decrease significantly as a result of, many factors, including the:

•                  scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;

•                  costs, timing and outcome of regulatory review of our product candidates;

•                  costs of future activities, including medical affairs, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•                  cost and timing of necessary actions to support our strategic objectives;

•                  costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•                  timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2019, we had no uncertain tax positions.

Other Funding Commitments

As of September 30, 2019, we have several ongoing studies in various clinical trial stages. Our most significant clinical trial spending is with clinical research organizations, or CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any significant cancellation penalties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We invest our cash in money market instruments and overnight repurchase agreements. The goals of our investment policy are preservation of capital while anticipating and maintaining liquidity and fiduciary control of our cash and investments. We also seek to obtain favorable yields from our investments without assuming significant risk.

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

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations during the three and nine months ended September 30, 2019.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in the registration statement on Form S-1 filed with the SEC on April 18, 2019. The following updated risk factors should be considered in addition to those included in the Form S-1.

We may not succeed in our pursuit of an out-license agreement for the development and commercialization of praliciguat for diabetic nephropathy, which would materially adversely affect our financial condition and results of operations.

We are evaluating alternatives, including seeking an out-license for the purpose of pursuing further development and commercialization of praliciguat for diabetic nephropathy. There is no certainty that we will find a commercial or financial partner to fund and undertake development and commercialization, and failure to find such a partner may result in the discontinuation of development of praliciguat for diabetic nephropathy. We may also incur costs to wind down our activities related to this product candidate.  Failure to find a partner for the continued development and commercialization of praliciguat for diabetic nephropathy would materially adversely affect our financial condition and results of operations.

The market price for our common stock is particularly volatile.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our stock price will continue to be more volatile than those of a seasoned issuer. Several factors cause the volatility in our share price. We are a speculative or “risky” investment due to our short operating history, lack of revenues and the uncertain success (including of regulatory approval) of any of our product candidates. For example, on October 30, 2019 we announced that topline results from our Phase 2 proof-of-concept trials of praliciguat in patients with diabetic nephropathy and in HFpEF did not meet statistical significance on their respective primary endpoints. After this announcement, the market price of our common stock decreased substantially. As a consequence of this risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of further negative news or lack of progress, be more inclined to sell their shares of our common stock more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Plaintiffs have, in the past, initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of such litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The reported results of our Phase 2 proof-of-concept trials of praliciguat in patients with diabetic nephropathy and in HFpEF are based on topline data. While we intend to follow our previously announced strategy to discontinue internal development of praliciguat in diabetic nephropathy, we believe that positive trends on primary and secondary endpoints indicate a profile that merits further investigation. However, topline data may ultimately differ from actual results once additional data are received and fully evaluated.

The reported results of our Phase 2 proof-of-concept trials of praliciguat in patients with diabetic nephropathy and in HFpEF that we have publicly disclosed, and that are discussed herein, consist of topline data. Topline data are based on a preliminary analysis of currently available efficacy and safety data, and therefore the reported results, findings and conclusions related to such clinical trials are subject to change following a comprehensive review of the more extensive data that we expect to receive related to these clinical trials. Topline data are based on important assumptions, estimations, calculations and information currently available to us, and we have not received or had an opportunity to fully and carefully evaluate all of the data related to our Phase 2 proof-of-concept trials of praliciguat, including with respect to diabetic nephropathy, for one clinical trial site where data was found to be inconsistent with the overall study population. Topline results may differ from future results, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. In addition, third parties, including regulatory agencies and potential third-party licensees, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently. If the topline data that we have reported related to our Phase 2 proof-of-concept trials of praliciguat differ from actual results, our ability to potentially obtain approval for or out-license and commercialize praliciguat may be harmed, which could harm our business, financial condition, operating results or prospects.

Research and development of biopharmaceutical products is inherently risky. We may encounter substantial delays in our clinical studies, or we may fail to reach statistical significance on one or more primary endpoints, or to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Our current product candidates are at an early stage of development. Our business depends heavily on successful preclinical development, clinical testing, regulatory approvals and commercialization of our lead product candidates. On October 30, 2019, we announced that our topline results from our Phase 2 proof-of-concept trials of praliciguat in patients with diabetic nephropathy and in HFpEF did not meet statistical significance on their respective primary endpoints.  In light of this topline data, we intend to discontinue development of praliciguat in patients with HFpEF and to pursue an out-license of praliciguat for diabetic nephropathy. Our other lead product candidates, olinciguat and IW-6463, as well as any other of our current product candidates or product candidates that we may discover in the future, will require substantial additional development and testing, as well as regulatory approvals, prior to commercialization.

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical and clinical studies that our product candidates are both safe and effective for use in each target indication. Each product candidate must demonstrate an adequate benefit-risk profile for its intended use in its intended patient population. In some instances, significant variability in safety or efficacy appear in different clinical studies of the same product candidate due to numerous factors, including changes in study protocols, differences in the number and characteristics of the enrolled patients, variations in the dosing regimen and other clinical study parameters or the dropout rate among study participants. Product candidates in later stages of clinical studies often fail to demonstrate adequate safety and efficacy despite promising preclinical testing and earlier clinical studies. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical studies. Most product candidates that begin clinical studies are never approved for commercialization by regulatory authorities.

Any collaboration or license arrangements that we enter into in the future may not be successful, which could impede our ability to develop and commercialize our product candidates.

We intend to seek collaboration or license arrangements for the commercialization, and/or potentially for the development, of certain of our product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration or license arrangements. For example, we intend to out-license praliciguat for diabetic nephropathy. We will face significant challenges in seeking appropriate partners. Moreover, collaboration and license arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement such arrangements. The terms of any collaborations, licenses or other arrangements that we may establish may not be favorable to us.

Any future collaboration or license arrangements that we enter into may not be successful. The success of such arrangements will depend heavily on the efforts and activities of our partners. Collaboration and license arrangements are subject to numerous risks, which may include risks that:

•                  partners have significant discretion in determining the efforts and resources that they will apply to collaborations;

•                  a partner with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;

•                  partners may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•                  collaboration and license arrangements may be terminated, and, if terminated, this may result in a need for additional capital to pursue further development or commercialization of the applicable current or future product candidates;

•                  partners may own or co-own intellectual property covering products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property;

•                  disputes may arise with respect to the ownership of any intellectual property developed pursuant to our collaboration or license arrangements; and

•                  a partner’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

Item 6. Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1+	Cyclerion Therapeutics, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 25, 2019 (File No. 001-38787)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: November 12, 2019