Form 10-Q
period 2020-03-31
Cyclerion Therapeutics, Inc.
filed 2020-05-04
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 1, 2020, the registrant had 27,754,894 shares of common stock, no par value, outstanding.

1

CYCLERION PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. All statements in this report, other than statements of historical facts, including statements about future events, financing plans, financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements that involve certain risks and uncertainties. Use of the words “may,” “might,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal” or the negative of those words or other similar expressions may identify forward-looking statements that represent our current judgment about possible future events, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	the COVID-19 pandemic affecting our activities in ways that are difficult to precisely judge at this time;
•	our relationships with third parties, collaborators and our employees;
•	our ability to execute our strategic priorities;
•	our ability to finance our operations and business initiatives and obtain funding for such activities;
•	the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching and commercializing our product candidates, including olinciguat and IW-6463;
•	our interpretation of the data from the praliciguat Phase 2 clinical trial in patients with diabetic nephropathy, including regarding the clinical site whose results appear to be inconsistent with the overall study population;
•	the potential of further evaluation of praliciguat for diabetic nephropathy;
•	the potential commercial opportunities of praliciguat, including the potential for a future out-license of praliciguat by us;
•	our ability to identify a licensee and to negotiate and execute an out-license or similar agreement with respect to praliciguat;
•	the impact on our business of our recent workforce and expense reduction initiatives;
•	our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies;
•	the safety profile and related adverse events of our product candidates;
•	the efficacy and perceived therapeutic benefits of our product candidates and the potential indications and market opportunities therefor;
•	U.S. and foreign regulatory requirements for our product candidates, including any post-approval development and regulatory requirements, and the ability of our product candidates to meet such requirements;
•	our ability to attract and retain key employees needed to execute our business plans and strategies and our expectations regarding our ability to manage the impact of any loss of key employees;
•	our ability to obtain and maintain intellectual property protection for our product candidates and the strength thereof;
•	our future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, real estate needs and concentration of voting control, as well as the timing and drivers thereof, and internal control over financial reporting;
•	our ability to compete with other companies that are or may be developing or selling products that are competitive with our product candidates;
•	the status of government regulation in the life sciences industry, particularly with respect to healthcare reform;
•	potential indemnification liabilities we may owe to Ironwood after the separation;
•	the tax treatment of the distribution and the limitations imposed on us under the tax matters agreement that we entered into with Ironwood; and
•	trends and challenges in our potential markets.

See the “Risk Factors” section in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2019, and elsewhere in this Quarterly Report on Form 10-Q for a further description of these and other factors. We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

 (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$67,096	$94,895
Related party accounts receivable	1,026	1,474
Prepaid expenses	1,868	1,966
Other current assets	136	2,862
Total current assets	70,126	101,197
Restricted cash, net of current portion	4,991	4,991
Property and equipment, net	11,600	11,613
Operating lease right-of-use asset	52,254	68,137
Other assets	1,059	540
Total assets	$140,030	$186,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,463	$3,230
Related party accounts payable	59	81
Accrued research and development costs	2,682	2,198
Accrued expenses and other current liabilities	4,563	9,320
Current portion of operating lease liabilities	2,668	3,420
Total current liabilities	11,435	18,249
Operating lease liabilities, net of current portion	47,055	70,500
Commitments and contingencies
Stockholders' equity
Common stock, no par value, 400,000,000 shares authorized and 27,754,894 issued and outstanding at March 31, 2020 and 400,000,000 shares authorized
and 27,598,133 issued and outstanding at December 31, 2019	-	-
Accumulated deficit	(105,855)	(85,627)
Paid-in capital	187,413	183,376
Accumulated other comprehensive loss	(18)	(20)
Total stockholders' equity	81,540	97,729
Total liabilities and stockholders' equity	$140,030	$186,478

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated and Combined Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue from related party	$1,014	$-
Cost and expenses:
Research and development	16,825	26,404
General and administrative	6,891	10,977
Gain on lease modification	(2,113)	-
Total cost and expenses	21,603	37,381
Loss from operations	(20,589)	(37,381)
Interest and other income	361	-
Net loss	$(20,228)	$(37,381)
Net loss per share:
Basic and diluted net loss per share	$(0.73)	$(1.37)
Weighted average shares used in calculating:
Basic and diluted net loss per share	27,669	27,380

Other comprehensive loss:
Net loss	$(20,228)	$(37,381)
Other comprehensive loss:
Foreign currency translation adjustment	2	-
Total other comprehensive loss	2	-
Comprehensive loss	$(20,226)	$(37,381)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated and Combined Statements of Stockholders’ Equity (Deficit)

(In thousands except share data)

(Unaudited)

						Accumulated	Total
						other	Stockholders’
	Common Stock		Net Parent	Paid-in	Accumulated	comprehensive	equity
	Shares	Amount	Investment	capital	deficit	loss	(deficit)
Balance at December 31, 2018	-	$-	$(10,445)	$-	$-	$-	$(10,445)
Net loss	-	-	(37,381)	-	-	-	(37,381)
Net transfers from Ironwood	-	-	36,085	-	-	-	36,085
Ironwood allocation - share-based compensation	-	-	3,989	-	-	-	3,989
Balance at March 31, 2019	-	$-	$(7,752)	$-	$-	$-	$(7,752)

Balance at December 31, 2019	27,598,133	$-	$-	$183,376	$(85,627)	$(20)	$97,729
Net loss					(20,228)		(20,228)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	156,761	-	-	1	-	-	1
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	-	-	-	4,036	-		4,036
Foreign currency translation adjustment	-	-	-	-	-	2	2
Balance at March 31, 2020	27,754,894	$-	$-	$187,413	$(105,855)	$(18)	$81,540

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated and Combined Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,228)	$(37,381)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	626	525
Gain on disposal of property and equipment	(41)	-
Gain on lease modification	(2,113)	-
Share-based compensation expense	4,036	3,989
Changes in operating assets and liabilities:
Related party accounts receivable	448	-
Prepaid expenses	98	(60)
Other current assets	(9)	-
Operating lease assets	(5,502)	-
Other assets	(519)	6
Accounts payable	(1,026)	2,890
Related party accounts payable	(22)	-
Accrued research and development costs	484	982
Operating lease liabilities	(699)	-
Accrued expenses and other current liabilities	(4,713)	(5,274)
Other liabilities	-	52
Net cash (used in) operating activities	(29,180)	(34,271)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,405)	(1,814)
Proceeds from sale of property and equipment	49	-
Net cash (used in) investing activities	(1,356)	(1,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options and ESPP	1	-
Transfers from Ironwood	-	36,085
Net cash provided by financing activities	1	36,085
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	-
Net decrease in cash, cash equivalents and restricted cash	(30,533)	-
Cash, cash equivalents and restricted cash, beginning of period	102,620	-
Cash, cash equivalents and restricted cash, end of period	$72,087	$-
Supplemental cash flow disclosure:
Cash paid for initial direct costs of lease modification	$6,507	$-
Non-cash investing activities
Fixed asset purchases in accounts payable and accrued expenses	$39	$1,029
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated and combined balance sheets
Cash and cash equivalents	$67,096	$-
Restricted cash	4,991	-
Total cash, cash equivalents and restricted cash	$72,087	$-

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

The Separation

On April 1, 2019, Ironwood Pharmaceuticals, Inc. (“Ironwood”) completed the previously announced separation of its sGC business, and certain other assets and liabilities, into a separate, independent publicly traded company by way of a pro-rata distribution of all of the outstanding shares of common stock of Cyclerion Therapeutics, Inc. through a dividend distribution of one share of the Company’s common stock, with no par value per share, for every 10 shares of Ironwood common stock held by Ironwood stockholders as of the close of business on March 19, 2019, the record date for the Distribution (the entire transaction being the “Separation”). As a result of the Separation, the Company became an independent public company and commenced trading under the symbol “CYCN” on the Nasdaq Global Select Market on April 2, 2019.

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

On April 2, 2019, the Company issued 11,817,165 shares in a private placement (the “Private Placement”) of common stock to accredited investors for gross proceeds of $175 million (net proceeds of approximately $165 million).

Basis of Presentation

The Company did not operate as a separate, stand-alone entity for the prior interim period covered by the interim condensed consolidated and combined financial statements. The Company’s condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, condensed consolidated and combined statements of operations and comprehensive loss and statements of cash flows for the three months ended March 31, 2020 consist of the condensed consolidated balances and activity of Cyclerion as prepared on a stand-alone basis. The Company’s condensed consolidated and combined statements of operations and comprehensive loss and statements of cash flows for the three months ended March 31, 2019 have been prepared on a “carve out” basis.

The unaudited condensed consolidated and combined financial statements reflect the historical results of the operations, financial position and cash flows of Cyclerion, in conformity with United States generally accepted accounting principles (“U.S. GAAP”).

The accompanying unaudited condensed consolidated and combined financial statements reflect the condensed consolidated and combined financial position and condensed consolidated and combined results of operations of the Company as an independent, publicly-traded company for the period after the Separation on April 1, 2019. The unaudited condensed consolidated and combined financial statements also reflect the financial position and results of operations of the Company as a combined reporting entity of Ironwood for periods prior to the Separation.

For periods prior to the Separation, the unaudited condensed consolidated and combined financial statements of Cyclerion reflect the assets, liabilities, and expenses directly attributable to Cyclerion, as well as allocations of certain corporate level expenses, deemed necessary to fairly present the results of operations and cash flows of Cyclerion, as discussed further below. As such, these allocations may not be indicative of the actual amounts that would have been recorded had Cyclerion operated as an independent, publicly traded company for the years presented.

Prior to the Separation, Cyclerion was dependent upon Ironwood for all of its working capital and financing requirements, as Ironwood used a centralized approach to cash management and financing its operations. There were no cash amounts specifically attributable to Cyclerion for the historical periods presented; therefore, there is no cash reflected for historical periods in the condensed consolidated and combined financial statements. Accordingly, cash and cash equivalents, debt or related interest expense have not been allocated to Cyclerion in the historical financial statements. Financing transactions related to Cyclerion are accounted for as a component of net parent investment in the historical combined balance sheets and as a financing activity on the accompanying combined statements of cash flows.

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

The Company has experienced negative operating cash flows for all historical periods presented. The Company expects these losses to continue into the foreseeable future as the Company continues the development and clinical testing of the product candidates, olinciguat and IW-6463, and its discovery research programs. On April 2, 2019, the Company received gross proceeds of $175 million (net proceeds of approximately $165 million) from the Private Placement.

After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash and cash equivalents as of March 31, 2020, the Company did not identify conditions or events that would raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies to the consolidated and combined financial statements contained in the Company’s 2019 annual report on Form 10-K. The Company includes herein certain updates to those policies.

Leases

The Company has a property lease for its headquarters location at 301 Binney Street, Cambridge, MA (the “Master Lease”). The Company determines if an arrangement is a lease at the inception of the contract. The asset component of the Company’s operating leases is recorded as operating lease right-of-use (“ROU”) assets, and the liability component is recorded as current portion of operating lease liabilities and operating lease liabilities, net of current portion, in the Company’s consolidated balance sheets.

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

ROU assets and operating lease liabilities are remeasured upon certain modifications to leases using the present value of remaining lease payments and estimated incremental borrowing rate upon lease modification. The difference between the remeasured ROU assets and the operating lease liabilities are recognized as a gain or loss in operating expenses. The Company reviews any changes to its lease agreements for potential modifications and/or indicators of impairment of the respective ROU asset.

On October 18, 2019, the Company entered into an agreement to sublease 15,700 rentable square feet of its Master Lease to a subtenant. Sublease income is recognized on straight-line basis over the term of the sublease agreement and is recorded net of the related rent expense from the Master Lease within interest and other income in the condensed consolidated and combined statements of operations and comprehensive loss. In sublease agreements that contain non-monetary consideration, the Company estimates the fair market value of the non-monetary consideration received using market data and recognizes it on a straight-line basis over the sublease term. Variable lease consideration that does not depend on an index or rate is allocated to a non-lease component and is recognized over time in accordance with the pattern of transfer. No modification or impairment was deemed to have occurred by entering into the sublease agreement because the Company was not released, either fully or in part, from its obligations under the Master Lease. See Note 8, Leases.

On February 28, 2020 the Company entered into an amendment to our Master Lease at 301 Binney Street in Cambridge, Massachusetts (the “Lease Amendment”). The Lease Amendment provided for the partial termination of the Company's rights and obligations with respect to a portion of the leased premises of approximately 40,000 rentable square feet. The Company will continue to lease approximately 74,000 rentable square feet under terms of the amended lease. The Lease Amendment was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification and the Company recorded a gain of approximately $2.1 million as a component of operating expenses. No impairment of the ROU asset was deemed to have occurred. See Note 8, Leases.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the condensed consolidated and combined financial statements, the Company did not adopt any new accounting pronouncements during the three months ended March 31, 2020 that had a material effect on its condensed consolidated and combined financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”) to provide additional guidance on the adoption of ASU 2016-13, ASU No. 2019-10, Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2019-11”) and ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)("ASU 2020-02"). ASU 2019-04 added Topic 326, Financial Instruments—Credit Losses, and made several amendments to the codification and also modified the accounting for available-for-sale debt securities. ASU 2019-05 provides targeted transition relief by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. ASU 2019-10 aligned the effective dates of certain major updates not yet effective to conform to the FASB’s new philosophy of staggering major updates between large public companies and all other entities. ASU 2019-11’s major provisions included additional clarifications and practical expedients related to expected recoveries for purchased assets with credit deterioration, troubled debt restructuring, accrued interest receivables, and other areas when adopting ASU 2016-13. ASU 2020-02 provided amendments to the Topic 326 including a new section related to credit losses measured at amortized cost and a clarification to Topic 842 and is effective when adopting other areas of Financial Instruments-Credit Losses Topic 326. As a public business entity that qualifies as a smaller reporting company, ASU 2016-13, ASU 2019-04 and ASU 2019-05 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of these ASUs will have on the Company’s financial position and results of operations.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”): Disclosure Framework—Changes to the Disclosure Requirement for Fair Value Measurement (“ASU 2018-13”) which amends the disclosure requirements for fair value measurements. The amendments in ASU 2018-13 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-13 in the first quarter of 2020 and the adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software (ASC 350-40), to determine which implementation costs to capitalize as assets or expense as incurred. The internal-use software guidance in ASC 350-40 requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. A customer’s accounting for the hosting component of the arrangement is not affected by this guidance. The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-15 in the first quarter of 2020 and the adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s condensed consolidated and combined financial statements upon adoption.

3. Related Party Transactions

Relationship with Ironwood

Prior to April 1, 2019, the Company was managed and operated in the normal course of business under Ironwood. Ironwood became a related party when Mark Currie, Ironwood’s former Chief Scientific Officer and the Company’s President, joined Ironwood’s board in April 2019 following the Separation.

Certain shared costs were allocated to the Company and reflected as expenses in the Company’s stand-alone combined financial statements for periods prior to the Separation. The expenses reflected in the condensed combined financial statements for periods prior to the Separation may not be indicative of expenses that will be incurred by the Company in the future.

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

The corporate costs allocated to Cyclerion, prior to the Separation, and included in the combined statements of operations was approximately $6.8 million for the three months ended March 31, 2019 and was included in general and administrative expenses.

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

Under the Transition Services Agreements, the Company provides certain services to Ironwood, and Ironwood provides certain services to the Company, each related to corporate functions such as finance, procurement, facilities and development for a period of up to two years from the date of the Separation, unless earlier terminated or extended by mutual agreement. These services are charged to and from Ironwood and are recorded as part of operating expenses. The net charge to operating expenses for the Transition Services Agreements was de minimis for the three months ended March 31, 2020. All services provided to and from the Company under the Transition Services Agreements were completed as of March 31, 2020 and the agreements were terminated.

Under the Development Agreement, the Company provides certain research and development services to Ironwood at mutually agreed upon rates and the amounts earned are recorded as revenue from related party. Such research and development activities are governed by a joint steering committee composed of representatives of both Ironwood and the Company. The Company recorded approximately $1.0 million in revenue from related party for services provided under the Development Agreement for the three months ended March 31, 2020.

In accordance with the Separation Agreement, there were certain other transactions and adjustments post-Separation between the Company and Ironwood. The total amount due from Ironwood at March 31, 2020 and December 31, 2019 was approximately $1.0 million and $1.5 million, respectively, primarily from the Development Agreement, and is reflected as related party accounts receivable. The total amount due to Ironwood was de minimis at March 31, 2020 and approximately $0.1 million at December 31, 2019.

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

Other Related Party Transactions

During the three months ended March 31, 2020, the Company paid approximately $0.1 million to a related party which it engaged to provide research and development transaction support services. The entity became a related party when Mark Currie, the Company’s President, joined its board in January 2020. There was a de minimis amount due to the related party at March 31, 2020 and December 31, 2019.

4. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables presents information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements as of March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$66,167	$-	$-	$66,167
Cash equivalents	$66,167	$-	$-	$66,167

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$93,859	$-	$-	$93,859
Cash equivalents	$93,859	$-	$-	$93,859

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Laboratory equipment	$13,335	$14,505
Software	2,232	2,232
Construction in progress	11	915
Computer and office equipment	1,547	1,890
Leasehold improvements	15,194	13,673
Property and equipment, gross	32,319	33,215
Less: accumulated depreciation and amortization	(20,719)	(21,602)
Property and equipment, net	$11,600	$11,613

As of March 31, 2020, and December 31, 2019, the Company’s property and equipment was primarily located in Cambridge, Massachusetts.

Depreciation and amortization expense of the Company’s property and equipment was approximately 0.6 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. The Company recorded a gain on disposal of property and equipment of less than $0.1 million for the three months ended March 31, 2020 recognized within operating expenses in the condensed consolidated and combined statements of operations and comprehensive loss. Leasehold improvements of $1.5 million were put into service in the three months ended March 31, 2020, of which $0.9 million was included in construction in progress as of December 31, 2019.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued incentive compensation	$967	$3,767
Salaries	981	1,730
Accrued vacation	899	969
Professional fees	313	441
Accrued severance and benefit costs	676	2,009
Other	727	404
Accrued expenses and other current liabilities	$4,563	$9,320

7. Commitments and Contingencies

Other Funding Commitments

As of March 31, 2020 and December 31, 2019, the Company had several on-going studies in various clinical trial stages. The Company’s most significant clinical trial expenditures are related to contract research organizations. These contracts are generally cancellable, with notice, at the Company’s option and do not have any significant cancellation penalties.

Guarantees

On September 6, 2018, Cyclerion was incorporated in Massachusetts and its officers and directors are indemnified for certain events or occurrences while they are serving in such capacity. Prior to the Separation, the Company’s officers and directors were similarly indemnified under Delaware law.

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of March 31, 2020 and December 31, 2019.

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

On April 1, 2019, the Company entered into the Master Lease, a direct operating lease for its existing premises located at 301 Binney Street, Cambridge, MA consisting of approximately 114,000 rentable square feet of office and lab space on the first and second floors. The Master Lease is for a term of 123 months with two five-year extension options and certain expansion rights. The Master Lease includes a letter of credit, initially in the amount of $7.7 million, posted with the landlord as a security deposit, which is collateralized by a money market account recorded as restricted cash on the Company’s condensed consolidated balance sheets. Cyclerion has also entered into customary non-disturbance arrangements with the building landlord’s mortgagee and with the property ground lessor recognizing Cyclerion’s leasehold interest in this property.

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

The Company recorded the liability associated with the Master Lease at the present value of the lease payments not yet paid, discounted using the discount rate for the Master Lease established at the commencement date. As the Master Lease does not provide an implicit rate, the Company had to estimate the incremental borrowing rate, or IBR, as of the commencement date. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The Company determined its IBR to be 10.9% at the time of the agreement, which was used to discount the remaining lease payments over the remaining lease term and recorded a lease liability of $71.3 million on April 1, 2019. This lease liability will be amortized over the remaining lease term in an amount equal to the difference between the cash rent paid and the monthly interest calculated on the remaining lease liability.

The Company had a tenant improvement allowance from the landlord of approximately $2.3 million for certain permitted costs related to the buildout of the premises. The Company is deemed to be the owner of these tenant improvements during the lease term. These $2.3 million of improvements are included in the Company’s property, plant and equipment balances in its consolidated balance sheets as of March 31, 2020 and December 31, 2019 and are depreciated over the shorter of their useful life or the related lease term. The Company received the payment for the tenant allowance in the third quarter of 2019.

On April 1, 2019, the Company recorded a right-of-use asset in the amount $71.3 million. The right-of-use asset is being amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability.

On February 28, 2020 the Company entered into an amendment to our Master Lease at 301 Binney Street in Cambridge, Massachusetts. The Lease Amendment provides for the partial termination of the Company’s rights and obligations with respect to a portion of the leased premises of approximately 40,000 rentable square feet. The Company will continue to lease approximately 74,000 square feet including the area covered by the subleased premise, discussed below. The Company reduced its remaining lease payments through June 2029 by approximately $41.9 million. In connection with the Lease Amendment, the Company paid $6.3 million for a termination fee and $0.2 million for other initial direct costs, which will be deferred and recognized over the remaining lease term. The Company’s security deposit was reduced by approximately $2.7 million to approximately $5.0 million, which is classified as restricted cash on the Company’s condensed consolidated balance sheet as of March 31, 2020.

The Lease Amendment was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification of 9.7%, which resulted in a reduction of the ROU asset of $21.4 million and a reduction in the operating lease liabilities of $23.5 million. The Company recorded the resulting gain of approximately $2.1 million as a component of operating expenses in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2020.

The Company recorded an operating lease right-of-use asset of approximately $52.3 million and $68.1 million related to the amended Master Lease in its condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. The Company recorded current operating lease liabilities of approximately $2.7 million and $3.4 million, and noncurrent operating lease liabilities of approximately $47.1 million and $70.5 million, related to the amended Master Lease in its condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

Lease cost is recognized on a straight-line basis over the lease term. For the three months ended March 31, 2020, the Company recognized a total of approximately $2.7 million of total lease costs. Variable lease costs not subject to an index or rate are recognized as incurred. For the three months ended March 31, 2020, the Company recognized a total of approximately $1.0 million of variable lease costs related to the Master Lease, as amended.

Supplemental cash flow information related to leases for the three months ended March 31, 2020 is as follows:

Decrease in right-of-use assets related to lease modification	$21,386
Decrease in operating lease liabilities due to lease modification	$23,499
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$2,421
Weighted-average remaining lease term of operating leases (in years)	9.3
Weighted-average discount rate of operating leases	9.7%

On March 31, 2019, the Company entered into a short-term sublease of approximately 24,000 rentable square feet with Ironwood to provide temporary working space for a portion of its workforce while the buildout of the Company’s new premises was being completed. The sublease was for an initial one-month term with several one-month extension options. The Company subleased the space for approximately 1.5 months, vacating the space and terminating the sublease in mid-May 2019. The Company did not incur any rent expense related to the sublease for the three months ended March 31, 2020 and 2019.

On October 18, 2019, the Company entered into an agreement with a third party to sublease 15,700 rentable square feet of its current lease premises under the Master Lease. The sublease will expire on June 30, 2029, unless earlier terminated in accordance with the sublease agreement, and has no extension options. The sublease provides for annual base rent of approximately $1.5 million in the first year, which increases on a yearly basis by 3.0% (subject to an abatement of base rent of approximately $0.7 million for the first six months of the sublease). The sublessee is responsible for its pro rata share of certain costs, taxes and operating expenses related to the subleased space, the consideration for which is variable and is based on the actual operating costs of the lessor. The variable consideration relates exclusively to non-lease components representing such services and will be recognized as incurred. The sublease includes an initial security deposit of $0.5 million, which was provided by the sublessee in the form of a letter of credit, and an additional security deposit of $0.4 million within nine months of the sublease commencement.

As part of the consideration for the sublease, the sublessee will provide licensed rooms within the sublease premises and licensed services to the Company over the sublease term free of charge. The licensed rooms have been excluded from the measurement of the sublease as control of the rooms reverts to the Company. The Company expects to receive the benefit of the licensed rooms and services beginning in late 2020. The Company estimated the fair value of the services to be approximately $4.2 million, which will be recorded on a gross basis as the services are received as a component of research and development costs in the condensed consolidated and combined statements of operations and comprehensive loss.

The Company allocated the consideration in the sublease agreement between the lease and non-lease components based on their relative standalone prices. For the three months ended March 31, 2020, gross sublease income of $0.5 million was recorded. Net sublease income of approximately $0.1 million was recorded in interest and other income in the condensed consolidated and combined statements of operations and comprehensive loss for the three months ended March 31, 2020.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as well as the total future minimum lease payments to be received under the sublease agreement as of March 31, 2020 are as follows:

	Operating Lease Payments	Sublease Payments to be Received
2020 (remaining nine months)	$5,484	$(998)
2021	7,469	(1,636)
2022	7,686	(1,683)
2023	7,909	(1,733)
2024	8,139	(1,783)
2025 and thereafter	39,658	(8,694)
Total future minimum lease payments (receipts)	76,345	$(16,527)
Less: present value adjustment	26,622
Operating lease liabilities at March 31, 2020	49,723
Less: current portion of operating lease liabilities	2,668
Operating lease liabilities, net of current portion	$47,055

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

The following table provides share-based compensation reflected in the Company’s condensed consolidated and combined statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$1,921	$1,796
General and administrative	2,115	2,193
	$4,036	$3,989

For the three months ended March 31, 2020, the Company granted stock options to purchase an aggregate of 165,846 shares, at weighted average grant date fair values per option share of $1.71.

As of March 31, 2020, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options held by Cyclerion’s employees is $22.2 million and the weighted average period over which that expense is expected to be recognized is 2.8 years.

As of March 31, 2020, the unrecognized share-based compensation expense related to stock options containing market conditions held by Cyclerion’s employees is $0.4 million, which is expected to be recognized over a weighted-average period of 4.1 years.

As of March 31, 2020, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested RSUs held by the Company’s employees is $5.3 million and the weighted-average period over which that expense is expected to be recognized is 2.5 years.

10. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss (in thousands)	$(20,228)	$(37,381)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	27,669	27,380
Net loss per share — basic and diluted	$(0.73)	$(1.37)

For the three months ended March 31, 2020, 7,936,087 shares of common stock related to stock options and 499,644 shares of common stock related to RSUs were excluded from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive.

Prior to April 1, 2019, there were no Cyclerion shares outstanding, as such, the shares outstanding immediately after the distribution and the Private Placement were used to calculate the basic and diluted net loss per share for the three months ended March 31, 2019.

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

Included in compensation expense for employees that are directly attributable to Cyclerion is approximately $0.3 million for the three months ended March 31, 2020 and 2019.

12. Workforce Reduction

On October 30, 2019, the Company began a reduction of its current workforce by approximately thirty (30) full-time employees in order to align its resources with its ongoing clinical and preclinical programs, innovation strategy and partnering work. The total one-time costs related to the workforce reduction were approximately $3.0 million. The workforce reduction was substantially completed during the year ended December 31, 2019, in which the Company recorded approximately $2.8 million of severance and benefits costs. The workforce reduction was finalized during the three months ended March 31, 2020, in which the Company recorded approximately $0.2 million in additional severance and benefits costs.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the three months ended March 31, 2020 (in thousands):

	Amounts accrued at December 31, 2019	Charges	Amount paid	Adjustments	Amounts accrued at March 31, 2020
October 2019 workforce reduction	$2,009	$158	$1,491	-	$676
Total	$2,009	$158	$1,491	$-	$676

The Company recorded $0.6 million in severance and benefits costs related to the February 2019 Ironwood workforce reduction, which was initiated prior to the Separation, for the three months ended March 31, 2019. The remaining accrued balances under this workforce reduction was assumed by Ironwood upon Separation on April 1, 2019.

13. Subsequent Events

On April 21, 2020, the Company received loan proceeds in the amount of approximately $3.5 million pursuant to a promissory note agreement under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. In accordance with the note agreement, the loan is scheduled to mature on April 20, 2022, has a stated interest rate of 1.0% per annum, and has payments of principal and interest that are due monthly after a six-month deferral period when interest accrues, but no payments are due.

The loan is subject to all the terms and conditions applicable to all loans made pursuant to the PPP. The loan’s principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to certain limitations, and that the Company maintains its payroll levels over an eight-week period following the loan date. The loan forgiveness amount will be reduced if the Company terminates employees or reduces salaries during the eight-week period. The Company intends to use the proceeds for purposes consistent with the PPP and we believe that a portion of the loan will meet the conditions for loan forgiveness.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated and combined financial statements and the corresponding notes included in this Quarterly Report on Form 10-Q, as well as the audited consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those referenced or set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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

In addition, in connection with the Separation, on April 1, 2019, we entered into a Development Agreement, an Ironwood Transition Services Agreement (which has been terminated), a Cyclerion Transition Services Agreement and an Intellectual Property License Agreement with Ironwood.

On April 2, 2019, we issued 11,817,165 shares of our common stock, in the Private Placement to accredited investors for gross proceeds of $175 million (net proceeds of approximately $165 million).

Our historical condensed consolidated and combined financial statements for the periods prior to the Separation have been derived from Ironwood’s combined financial statements and accounting records and are presented in conformity with United States Generally Accepted Accounting Principles, or U.S. GAAP.

Our historical financial statements may not be indicative of our future performance and do not necessarily reflect what our results of operations, financial condition and cash flows would have been had we operated as a separate, publicly traded company for the periods presented prior to the Separation. The condensed consolidated and combined financial statements prior to the Separation included herein do not reflect any changes that occurred in our financing or operations as a result of the Separation from Ironwood.

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

The core of our research and development strategy is to harness the power of sGC pharmacology to develop therapies for serious and orphan diseases. Our portfolio of programs includes:

Olinciguat is a once-daily, orally administered vascular sGC stimulator that is well suited for the potential treatment of sickle cell disease, or SCD. We are conducting a randomized, placebo-controlled, dose-ranging Phase 2 study, STRONG-SCD, that has closed enrollment with 70 participants enrolled from both US and ex-US sites. This study is designed to explore a broad range of tolerated doses and optimize our understanding of the therapeutic potential of olinciguat in SCD. We expect topline data from this study in Q3 2020.

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

The study of praliciguat in participants with diabetic nephropathy also did not meet statistical significance on its primary endpoint of reduction in albuminuria from baseline as compared to placebo, measured by urine albumin creatinine ratio. However, there was a trend toward improvement across the total intention-to-treat study population. Praliciguat was generally well tolerated. As previously announced, discussions continue on the out-licensing of praliciguat for late-stage global development and commercialization.

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

Additional discovery efforts are ongoing and aimed at further expanding the potential of sGC stimulation in disorders of the central nervous system, or CNS.

The following table summarizes our research and development expenses related to our product pipeline, as well as employee and facility related costs allocated to research and development expense, for the three months ended March 31, 2020 and 2019. These product pipeline expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, which are presented by development candidates.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Product pipeline external costs:
Olinciguat	2,626	$3,971
Praliciguat	$135	5,738
IW-6463	1,338	461
Discovery research	13	534
Total product pipeline external costs	4,112	10,704
Personnel and related internal costs	7,737	9,758
Facilities and other	4,976	5,942
Total research and development expenses	$16,825	$26,404

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

The successful development of our product candidates is highly uncertain and subject to a number of risks including, but not limited to:

•	The COVID-19 pandemic could affect our programs and operations in ways that are difficult to precisely judge at this time, including its operations, clinical trials, corporate development discussions and other activities. Cyclerion is working closely with its clinical trial sites and investigators to deliver its ongoing and planned trials in a manner consistent with the safety of study participants and healthcare professionals.

•	The duration of clinical trials may vary substantially according to the type and complexity of the product candidate and may take longer than expected.

•	The FDA and comparable agencies in foreign countries impose substantial and varying requirements on the introduction of therapeutic pharmaceutical products, which typically require lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures.

•	Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

•	The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a product candidate and are difficult to predict.

•	The costs, timing and outcome of regulatory review of a product candidate may not be favorable, and, even if approved, a product may face post-approval development and regulatory requirements.

•	The emergence of competing technologies and products and other adverse market developments may negatively impact us.

As a result of the factors listed in the “Risk Factors” section in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2019, and elsewhere in this Quarterly Report on Form 10-Q, we are unable to determine the duration and costs to complete current or future nonclinical and clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the data from the studies of each product candidate, the competitive landscape and ongoing assessments of such product candidate’s commercial potential.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated and combined financial statements prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated and combined financial statements, and the amounts of expenses during the reported periods. Significant estimates and assumptions in our condensed consolidated and combined financial statements include those related to allocation of expenses, assets and liabilities from Ironwood’s historical financial statements for the periods prior to the Separation, impairment of long-lived assets; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; contingencies and share-based compensation. We base our estimates on our historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from our estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

We believe that our application of accounting policies requires significant judgments and estimates on the part of management and is the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, of the condensed consolidated and combined financial statements elsewhere in this Quarterly Report on Form 10-Q.

All research and development expenses are expensed as incurred. We defer and capitalize nonrefundable advance payments we make for research and development activities until the related goods are received or the related services are performed. See Note 2, Summary of Significant Accounting Policies, of the condensed consolidated and combined financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

For the period prior to the Separation, our condensed consolidated and combined financial statements include an allocation of expenses related to certain Ironwood corporate functions, including senior management, legal, human resources, finance, information technology and quality assurance. These expenses were allocated to Cyclerion based on direct usage or benefit where identifiable, with the remainder allocated pro-rata based on project related costs, headcount or other measures. We considered the allocation methodologies used to be a reasonable and appropriate reflection of the historical Ironwood expenses attributable to us. The expenses reflected in the condensed consolidated and combined financial statements may not be indicative of expenses that will be incurred by us in the future. After the Separation, we began performing these corporate functions using internal resources or purchased services, certain of which were provided by Ironwood under the Transition Services Agreement. The following discussion summarizes the key factors we believed are necessary for an understanding of our consolidated financial statements.

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue from related party	$1,014	$-	$1,014	-
Cost and expenses:
Research and development	16,825	26,404	(9,579)	(36)%
General and administrative	6,891	10,977	(4,086)	(37)%
Gain on lease modification	(2,113)	-	(2,113)	100%
Total cost and expenses	21,603	37,381	(15,778)	(42)%
Loss from operations	(20,589)	(37,381)	16,792	(45)%
Interest and other income	361	-	361	100%
Net loss	$(20,228)	$(37,381)	$17,153	(46)%

Revenue from related party. The increase in revenue from related party for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is the result of services performed under the Development Agreement for Ironwood, which was entered into in connection with the Separation.

Research and development expense.  The decrease in research and development expense of approximately $9.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily related to a decrease of approximately $2.0 million in employee-related expenses as compared to the allocation of such costs by Ironwood in the prior period, a decrease of approximately $1.0 million in facilities and operating costs allocated to research and development, and a net decrease of approximately $6.6 million in external research costs. The net decrease in external research costs was primarily due to decreases over the periods of approximately $5.6 million associated with the completion of two praliciguat phase 2 proof-of-concept studies, both of which reported top line data on October 30, 2019, $1.3 million associated with olinciguat due to the completion of supporting ancillary studies, and $0.5 million in discovery research. These decreases were partially offset by an increase over the periods of approximately $0.9 million associated with IW-6463 studies.

General and administrative expense.  The decrease in general and administrative expenses of approximately $4.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily driven by approximately $3.5 million of non-recurring outsourced professional services and other costs associated with the Separation recorded in the prior period and a decrease of approximately $0.6 million of salaries, bonus and other employee-related costs as compared to the pre-Separation allocation from Ironwood recorded in the prior period.

Gain on lease modification.  The gain on lease modification of $2.1 million recorded in the three months ended March 31, 2020 is related to the Lease Amendment to our Master Lease at 301 Binney Street in Cambridge, Massachusetts that was executed on February 28, 2020.

Interest and other income.  Interest and other income increased by approximately $0.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to the recognition of $0.2 million of interest generated on excess operating funds from investments in U.S. government money market funds in the current period and the recognition of approximately $0.1 million of net sublease income in the current period. There was no interest or sublease income recognized for the three months ended March 31, 2019 because there was no cash allocated to Cyclerion and no lease directly attributed to Cyclerion prior to the Separation.

Liquidity and Capital Resources

Prior to the Separation, the primary source of liquidity for our business was cash flow allocated to Cyclerion from Ironwood. Post Separation, transfers of cash to and from Ironwood related to the Transition Service Agreements, Development Agreement and provisions of the Separation Agreement, have been reflected in the condensed consolidated and combined statement of cash flows.

After giving effect to the completion of the Separation on April 1, 2019, we raised approximately $165 million net of direct financing expenses with the closing of the Private Placement on April 2, 2019. Subsequent to the Separation, we no longer participate in Ironwood’s centralized cash management or receive direct funding from Ironwood.

On March 31, 2020, we had approximately $67.1 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

Our ability to fund our operations and capital needs will depend on our ongoing ability to generate cash from operations and access to capital markets and other sources of capital, as further described below. We anticipate that our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures and other general corporate purposes.

Going Concern

Based on our development plans and clinical stage patient testing and our timing expectations related to the progress of our discovery research programs, we expect that our existing cash and cash equivalents as of March 31, 2020, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2021, excluding net cash flows from potential business development activities. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the years ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Net cash used in operating activities	$(29,180)	$(34,271)	$5,091	(15)%
Net cash used in investing activities	$(1,356)	$(1,814)	$458	(25)%
Net cash provided by financing activities	$1	$36,085	$(36,084)	(100)%

Cash Flows from Operating Activities

Net cash used in operating activities was $29.2 million for the three months ended March 31, 2020 compared to $34.3 million for the three months ended March 31, 2019. The decrease in net cash used in operations of $5.1 million primarily relates to a decrease of $17.2 million in our net loss, partially offset by the payment of a $6.3 million termination fee related to the master lease modification in the current year, an increase in working capital accounts of $3.8 million and the recording of a non-cash gain on lease modification of $2.1 million in the current year.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.4 million for the three months ended March 31, 2020 compared to $1.8 million for the three months ended March 31, 2019. The decrease in net cash used in investing activities was primarily from a decrease in purchases of property and equipment, primarily leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities was de minimis for the three months ended March 31, 2020. Cash provided by financing activities for the three months ended March 31, 2019 was approximately $36.1 million, resulting from the cash transferred to us from Ironwood based on changes in our cash used for operations prior to the Separation.

Funding Requirements

We expect our expenses to fluctuate as we advance the preclinical activities and clinical trials of our product candidates. Our expenses will also fluctuate as we:

•	continue advancing our product candidates into preclinical and clinical development;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	may potentially hire additional clinical, quality control and scientific personnel;

•	enhance our operational, financial and management systems; and

•	maintain, expand and protect our intellectual property portfolio.

We believe that our existing cash and cash equivalents as of March 31, 2020 will enable us to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2021 excluding net cash flows from potential business development activities. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. As discussed under the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, to preserve the tax-free treatment of the Separation, we may be barred, in certain circumstances, for a two year period following the Separation, from engaging in certain capital raising transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, outstanding equity ownership may be materially diluted, and the terms of securities sold in such transactions could include liquidation or other preferences that adversely affect the rights of holders of common stock. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in increased fixed payment obligations.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2020, we had no uncertain tax positions.

Other Funding Commitments

As of March 31, 2020, we had, and continue to have, several ongoing studies in various clinical trial stages. Our most significant clinical trial spending is with clinical research organizations, or CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any significant cancellation penalties.

Transition from Ironwood and Costs to Operate as an Independent Company

Our condensed consolidated and combined financial statements for the period prior to the Separation reflect our operating results and financial position as it was operated by Ironwood, rather than as an independent company. As a result of the Separation, we have incurred additional ongoing operating expenses to operate as an independent, publicly traded, company. These costs include the cost of various corporate headquarters functions, incremental information technology-related costs and incremental costs to operate stand-alone accounting, legal, human resources and other administrative functions. We also incur non-recurring expenses and non-recurring capital expenditures.

We entered into the Ironwood Transition Services Agreement that provided us with certain services and resources related to corporate functions for an initial term of up to two years from the date of the Separation (as applicable). All services provided by Ironwood to the Company under the Ironwood Transition Services Agreement were completed as of March 31, 2020, and it has been terminated.

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements see Note 2, Summary of Significant Accounting Policies, of the condensed consolidated and combined financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

There have been no material changes to the risk factors described therein, except the following new risk factor:

A pandemic, epidemic or outbreak of infectious disease, such as COVID-19, has the potential to disrupt our business, including our clinical development activities, and its effect on our business is difficult to precisely judge at this time.

A novel strain of coronavirus (COVID-19) has reached pandemic levels. We are conducting multiple clinical development activities at various locations. Many nations, including the United States, have implemented stay-at-home orders to contain the coronavirus outbreak which, along with other related mitigation measures, may limit our ability to access patients and physicians at certain local clinical centers that are participating in these development activities. To a limited extent this has delayed or disrupted and may be expected to further delay or disrupt our clinical development activities. The extent to which this hinders procurement of resources, raw materials or components necessary for research studies or preclinical or clinical development is not fully predictable. New information is expected to emerge about the severity of the coronavirus and the actions to contain the coronavirus or treat its effects. To a limited extent we have experienced and may further experience other delays and disruptions, such as limitations on access to capital and to our personnel, resources and facilities or the temporary closure of our suppliers and suspension of services, which may materially and adversely affect our development timelines, results of operations and our financial condition.

See the “Risk Factors” section in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2019, and elsewhere in this Quarterly Report on Form 10-Q for a further description of these and other factors. We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected.

Item 6. Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to and Partial Termination of Lease Agreement Lease, dated April 1, 2019, by and between BMR-Rogers Street LLC and Cyclerion Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 5, 2020 (File No. 001-38787)
31.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: May 4, 2020

