Form 10-Q
period 2020-06-30
Cyclerion Therapeutics, Inc.
filed 2020-08-03
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 29, 2020, the registrant had 33,920,210 shares of common stock, no par value, outstanding.

CYCLERION PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	the COVID-19 pandemic affecting our activities in ways that are difficult to precisely judge at this time;
•	our relationships with third parties, collaborators and our employees;
•	our ability to execute our strategic priorities;
•	our ability to finance our operations and business initiatives and obtain funding for such activities;
•	the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching and commercializing our product candidates, including olinciguat and IW-6463;
•	our interpretation of the data from the praliciguat Phase 2 clinical trial in patients with diabetic nephropathy, including regarding the clinical site whose results appear to be inconsistent with the overall study population;
•	the potential of further evaluation of praliciguat;
•	the potential commercial opportunities of praliciguat, including the potential value of such an out-license of praliciguat by us;
•	our ability to identify a licensee and to negotiate and execute an out-license or similar agreement with respect to praliciguat;
•	the impact on our business of our recent workforce and expense reduction initiatives;
•	our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies;
•	the safety profile and related adverse events of our product candidates;
•	the efficacy and perceived therapeutic benefits of our product candidates, their potential indications and their market potential;
•	U.S. and non-U.S. regulatory requirements for our product candidates, including any post-approval development and regulatory requirements, and the ability of our product candidates to meet such requirements;
•	our ability to attract and retain employees needed to execute our business plans and strategies and our ability to manage the impact of any loss of key employees;
•	our ability to obtain and maintain intellectual property protection for our product candidates and the strength thereof;
•	our future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, real estate needs and concentration of voting control, as well as the timing and drivers thereof, and internal control over financial reporting;
•	our ability to compete with other companies that are or may be developing or selling products that are competitive with our product candidates;
•	the impact of government regulation in the life sciences industry, particularly with respect to healthcare reform;

•	potential indemnification liabilities we may owe to Ironwood after the separation;
•	the tax treatment of the distribution and the limitations imposed on us under the tax matters agreement that we entered into with Ironwood; and
•	trends and challenges in the markets for our potential products.

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

Cyclerion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$56,462	$94,895
Related party accounts receivable	751	1,474
Prepaid expenses	2,260	1,966
Other current assets	89	2,862
Total current assets	59,562	101,197
Restricted cash, net of current portion	4,991	4,991
Property and equipment, net	10,787	11,613
Operating lease right-of-use asset	51,306	68,137
Other assets	1,392	540
Total assets	$128,038	$186,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,213	$3,230
Related party accounts payable	375	81
Accrued research and development costs	1,648	2,198
Accrued expenses and other current liabilities	5,113	9,320
Short-term note payable	3,509	—
Current portion of operating lease liabilities	2,787	3,420
Total current liabilities	15,645	18,249
Operating lease liabilities, net of current portion	46,292	70,500
Commitments and contingencies	-	-
Stockholders' equity
Common stock, no par value, 400,000,000 shares authorized and 27,857,710 issued and outstanding at June 30, 2020 and 400,000,000 shares authorized and 27,598,113 issued and outstanding at December 31, 2019	-	-
Accumulated deficit	(125,389)	(85,627)
Paid-in capital	191,520	183,376
Accumulated other comprehensive loss	(30)	(20)
Total stockholders' equity	66,101	97,729
Total liabilities and stockholders' equity	$128,038	$186,478

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated and Combined Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue from related party	$749	$1,628	$1,763	$1,628
Cost and expenses:
Research and development	13,794	25,759	30,619	52,163
General and administrative	6,627	8,923	13,518	19,900
Gain on lease modification	-	-	(2,113)	-
Total cost and expenses	20,421	34,682	42,024	72,063
Loss from operations	(19,672)	(33,054)	(40,261)	(70,435)
Interest and other income, net	138	800	499	800
Net loss	$(19,534)	$(32,254)	$(39,762)	$(69,635)
Net loss per share:
Basic and diluted net loss per share	$(0.70)	$(1.18)	$(1.43)	$(2.54)
Weighted average shares used in calculating:
Basic and diluted net loss per share	27,791	27,393	27,730	27,380

Other comprehensive loss:
Net loss	$(19,534)	$(32,254)	$(39,762)	$(69,635)
Other comprehensive loss:
Foreign currency translation adjustment	(12)	(4)	(10)	(4)
Total other comprehensive loss	(12)	(4)	(10)	(4)
Comprehensive loss	$(19,546)	$(32,258)	$(39,772)	$(69,639)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated and Combined Statements of Stockholders’ Equity (Deficit)

(In thousands except share data)

(Unaudited)

	Common Stock		Net Parent	Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Investment	capital	deficit	loss	equity (deficit)
Balance at December 31, 2018	-	$-	$(10,445)	$-	$-	$-	$(10,445)
Net loss	-	-	(37,381)	-	-	-	(37,381)
Net transfers from Ironwood	-	-	36,085	-	-	-	36,085
Ironwood allocation - share-based compensation	-	-	3,989	-	-	-	3,989
Balance at March 31, 2019	-	$-	(7,752)	$-	$-	$-	$(7,752)
Net loss	-	-	-	-	(32,254)	-	(32,254)
Net transfers from Ironwood	-	-	2,602	-	-	-	2,602
Ironwood allocation - share-based compensation	-	-	-	-	-	-	-
Separation-related adjustments	-	-	7,752	-	-	-	7,752
Reclassification of net parent company investment	-	-	(2,602)	2,602	-	-	-
Distribution of common stock by Ironwood upon separation	15,562,555	-	-	-	-	-	-
Issuance of common stock - private placement, net of fees	11,817,165	-	-	164,622	-	-	164,622
Issuance of common stock upon exercise of options and employee stock purchase plan	9,527	-	-	-	-	-	-
Issuance of common stock awards	21,942	-	-	-	-	-	-
Share-based compensation expense related to share-based awards to employees	-	-	-	6,224	-	-	6,224
Foreign currency translation adjustment	-	-	-	-	-	(4)	(4)
Balance at June 30, 2019	27,411,189	$-	$-	$173,448	$(32,254)	$(4)	$141,190

	Common Stock		Net Parent	Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Investment	capital	deficit	loss	equity (deficit)
Balance at December 31, 2019	27,598,133	$-	$-	$183,376	$(85,627)	$(20)	$97,729
Net loss	-	-	-	-	(20,228)	-	(20,228)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	156,761	-	-	1	-	-	1
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	-	-	-	4,036	-	-	4,036
Foreign currency translation adjustment	-	-	-	-	-	2	2
Balance at March 31, 2020	27,754,894	$-	$-	$187,413	$(105,855)	$(18)	$81,540
Net loss	-	-	-	-	(19,534)	-	(19,534)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	102,816	-	-	155	-	-	155
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	-	-	-	3,952	-	-	3,952
Foreign currency translation adjustment	-	-	-	-	-	(12)	(12)
Balance at June 30, 2020	27,857,710	$-	$-	$191,520	$(125,389)	$(30)	$66,101

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated and Combined Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,762)	$(69,635)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,239	1,350
Net loss on disposal of property and equipment	194	-
Gain on lease modification	(2,113)	-
Share-based compensation expense	7,989	10,213
Changes in operating assets and liabilities:
Related party accounts receivable	723	(1,857)
Prepaid expenses	(294)	(911)
Other current assets	38	(17)
Operating lease assets	(4,555)	1,073
Other assets	(851)	25
Accounts payable	(246)	3,566
Related party accounts payable	294	1,920
Accrued research and development costs	(549)	(11)
Operating lease liabilities	(1,342)	1,860
Accrued expenses and other current liabilities	(4,166)	(3,816)
Net cash (used in) operating activities	(43,401)	(56,240)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,480)	(6,061)
Proceeds from sale of property and equipment	59	-
Net cash (used in) investing activities	(1,421)	(6,061)
CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from private placement	-	175,000
Costs associated with private placement	-	(10,378)
Proceeds from exercises of stock options and ESPP	155	-
Proceeds from short-term note payable	3,509	-
Transfers from Ironwood	-	46,439
Net cash provided by financing activities	3,664	211,061
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	(4)
Net decrease in cash, cash equivalents and restricted cash	(41,168)	148,756
Cash, cash equivalents and restricted cash, beginning of period	102,621	-
Cash, cash equivalents and restricted cash, end of period	$61,453	$148,756
Supplemental cash flow disclosure:
Cash paid for initial direct costs of lease modification	$6,507	$-
Non-cash investing activities
Fixed asset purchases in accounts payable and accrued expenses	$9	$516
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated and balance sheets
Cash and cash equivalents	$56,462	$141,030
Restricted cash	4,991	7,726
Total cash, cash equivalents and restricted cash	$61,453	$148,756

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

Company Overview

The Company is executing its corporate priorities, including advancing its ongoing olinciguat and IW-6463 clinical programs and seeking the out-licensing of praliciguat:

Olinciguat is a once-daily, orally administered vascular sGC stimulator that is well suited for the potential treatment of sickle cell disease, or SCD that was granted Orphan Drug Designation by the FDA in June 2018. Olinciguat has the potential to address multiple clinical domains important in SCD by improving local blood flow, decreasing vascular inflammation, reducing anemia, and improving chronic symptoms. The ongoing olinciguat STRONG-SCD study is a randomized, placebo-controlled, dose-ranging Phase 2 study designed to evaluate safety, tolerability, and pharmacokinetics, as well as to explore effects on daily symptoms and biomarkers of disease activity when dosed over a 12-week treatment period. In April 2020, the study enrollment closed with a total of 70 participants randomized. All follow up visits are now complete, and we are conducting study closeout activities. The Company expects to obtain topline data from this study in late Q3 2020.

IW-6463 is an orally administered, once-daily central nervous system, or CNS-penetrant sGC stimulator for the treatment of serious CNS diseases. The nitric oxide pathway and sGC stimulation have long been known as central physiological regulators in the CNS, affecting cerebrovascular blood flow, neuroinflammation, neuronal function and cellular bioenergetics. In January 2020, the Company reported positive Phase 1 healthy volunteer study results for IW-6463. An ongoing translational pharmacology clinical study has enrolled 24 elderly subjects and will evaluate safety and biomarker measures of CNS activity. Dosing has been completed in this study and topline data is expected in mid-Q3 2020.

The Company anticipates initiating two parallel exploratory Phase 2 studies of IW-6463 to evaluate safety and a variety of efficacy measures, including engagement of CNS biomarkers using novel trial designs in Mitochondrial Encephalomyopathy, Lactic Acidosis and Stroke-like Episodes (MELAS) and Alzheimer's disease with vascular features (ADv). These studies are designed to de-risk and direct future development in CNS diseases.

Praliciguat is an orally administered, once-daily systemic sGC stimulator that was evaluated in two Phase 2 proof-of-concept studies: a dose-ranging study in 156 adult patients with diabetic nephropathy, and a study in 196 adult patients with heart failure with preserved ejection fraction (HfpEF), CAPACITY-HfpEF. On October 30, 2019, we released topline results from these studies. The Company’s efforts to out-license rights to praliciguat have expanded to discussions beyond treatment of cardiometabolic disorders to include additional indications where sGC stimulators have demonstrated efficacy.

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

Basis of Presentation

The Company did not operate as a separate, stand-alone entity for the prior interim period covered by the interim condensed consolidated and combined financial statements. The Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, condensed consolidated and combined statements of operations and comprehensive loss and statements of cash flows for the three and six months ended June 30, 2020 and combined statements of operations and comprehensive loss for the three months ended June 30, 2019 consist of the condensed consolidated balances and activity of Cyclerion as prepared on a stand-alone basis. The Company’s condensed consolidated and combined statements of operations and comprehensive loss and statements of cash flows for the six months ended June 30, 2019 have been prepared on a “carve out” basis.

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

The Company has experienced negative operating cash flows for all historical periods presented. The Company expects these losses to continue into the foreseeable future as the Company continues the development and clinical testing of the product candidates, olinciguat and IW-6463, and its discovery research programs. On April 2, 2019, the Company received gross proceeds of $175 million (net proceeds of approximately $165 million) from the Private Placement. On July 29, 2020, the Company received proceeds of approximately $24.3 million from an equity private placement (see Note 13, Subsequent Events).

After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash and cash equivalents as of June 30, 2020, the Company did not identify conditions or events that would raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

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

On October 18, 2019, the Company entered into an agreement to sublease 15,700 rentable square feet of its Master Lease to a subtenant. Sublease income is recognized on straight-line basis over the term of the sublease agreement and is recorded net of the related rent expense from the Master Lease within interest and other income, net in the condensed consolidated and combined statements of operations and comprehensive loss. In sublease agreements that contain non-monetary consideration, the Company estimates the fair market value of the non-monetary consideration received using market data and recognizes it on a straight-line basis over the sublease term. Variable lease consideration that does not depend on an index or rate is allocated to a non-lease component and is recognized over time in accordance with the pattern of transfer. No modification or impairment was deemed to have occurred by entering into the sublease agreement because the Company was not released, either fully or in part, from its obligations under the Master Lease. See Note 8, Leases.

On February 28, 2020 the Company entered into an amendment to its Master Lease at 301 Binney Street in Cambridge, Massachusetts (the “Lease Amendment”). The Lease Amendment provided for the partial termination of the Company's rights and obligations with respect to a portion of the leased premises of approximately 40,000 rentable square feet. The Company will continue to lease approximately 74,000 rentable square feet under terms of the amended lease. The Lease Amendment was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification and the Company recorded a gain of approximately $2.1 million as a component of operating expenses for the three months ended March 31, 2020. No impairment of the ROU asset was deemed to have occurred. See Note 8, Leases.

Paycheck Protection Program Loan

On April 21, 2020, the Company received loan proceeds in the amount of approximately $3.5 million pursuant to a promissory note agreement (the “Promissory Note”) with a bank under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Promissory Note has a loan maturity of April 20, 2022, a stated interest rate of 1.0% per annum, and has payments of principal and interest that are due monthly after an initial six-month deferral period where interest accrues, but no payments are due. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment when due and breaches of representations. The Company may prepay the principal of the Promissory Note at any time without incurring any prepayment charges. The loan is subject to all the terms and conditions applicable under the PPP and is subject to review by the Small Business Association (the “SBA”) for compliance with program requirements, including the Company’s certification that the current economic uncertainty made the PPP loan request nescessary to support ongoing operations and the Company’s obtaining approval from the SBA for the private placement equity transaction (See Note 13, Subsequent Events).

In June 2020, the Payroll Protection Program Flexibility Act (“PPPFA”) was signed into law adjusting certain key terms of loans issued under the PPP. In accordance with the PPPFA, the initial deferral period may be extended from six to up to ten months and the loan maturity may be extended from two to five years. The PPPFA also provided for certain other changes, including the extent to which the loan may be forgiven.

The loan’s principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to certain limitations, and that the Company maintains its payroll levels over a twenty-four-week period following the loan date. The loan forgiveness amount may be reduced if the Company terminates employees or reduces salaries during the twenty-four-week period. The Company intends to use the proceeds for eligible purposes consistent with the provisions of the PPPFA. However, there can be no assurance that any portion of the loan will be forgiven and that we will not have to repay the loan in full.

As the legal form of the Promissory Note is a debt obligation, the Company is accounting for it as debt under Accounting Standards Codification (ASC) 470, Debt and recorded an initial short-term liability of $3.5 million in the condensed consolidated balance sheet upon receipt of the loan proceeds. The Company is accruing interest over the term of the loan and is not imputing additional interest at a market rate because the guidance on imputing interest in ASC 835-30, Interest excludes transactions where interest rates are prescribed by a government agency. A de minimis amount of interest expense has been recognized within interest and other income, net in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and a de minimis amount of interest expense has been accrued within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of June 30, 2020. If any amount of the loan is ultimately forgiven, income from the extinguishment of debt would be recognized as a gain on loan extinguishment in the consolidated statement of operations and comprehensive loss.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the condensed consolidated and combined financial statements, the Company did not adopt any new accounting pronouncements during the six months ended June 30, 2020 that had a material effect on its condensed consolidated and combined financial statements.

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

Under the Transition Services Agreements, the Company provides certain services to Ironwood, and Ironwood provides certain services to the Company, each related to corporate functions such as finance, procurement, facilities and development for a period of up to two years from the date of the Separation, unless earlier terminated or extended by mutual agreement. These services are charged to and from Ironwood and are recorded as part of operating expenses. All services provided to and from the Company under the Transition Services Agreements were completed as of March 31, 2020 and the agreements were terminated. The net charge to operating expenses for the Transition Services Agreements was de minimis for the six months ended June 30, 2020 and was $0.1 million for the three and six months ended June 30, 2019.

Under the Development Agreement, the Company provides certain research and development services to Ironwood at mutually agreed upon rates and the amounts earned are recorded as revenue from related party. Such research and development activities are governed by a joint steering committee composed of representatives of both Ironwood and the Company. Ironwood has informed Cyclerion that it will not renew the Development Agreement beyond its initial term which ends on March 31, 2021. The Company recorded approximately $0.8 and $1.8 million in revenue from related party for services provided under the Development Agreement for the three and six months ended June 30, 2020, respectively, and recorded $1.6 million for the three and six months ended June 30, 2019.

In accordance with the Separation Agreement, there were certain other transactions and adjustments post-Separation between the Company and Ironwood. The total amount due from Ironwood at June 30, 2020 and December 31, 2019 was approximately $0.8 million and $1.5 million, respectively, primarily from the Development Agreement, and is reflected as related party accounts receivable. There was approximately $0.1 million due to Ironwood at June 30, 2020 and December 31, 2019.

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

Other Related Party Transactions

During the three and six months ended June 30, 2020, the Company recorded approximately $0.5 million and $0.6 million, respectively, of research and development costs to a related party which it engaged to provide research and development transaction support services. The entity became a related party when Mark Currie, the Company’s President, joined its board in January 2020. There was approximately $0.3 million and a de minimis amount due to the related party at June 30, 2020 and December 31, 2019, respectively.

4. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables presents information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements as of June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$55,447	$-	$-	$55,447
Cash equivalents	$55,447	$-	$-	$55,447

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$93,859	$-	$-	$93,859
Cash equivalents	$93,859	$-	$-	$93,859

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Laboratory equipment	$12,850	$14,505
Software	2,261	2,232
Construction in progress	-	915
Computer and office equipment	1,547	1,890
Leasehold improvements	15,217	13,673
Property and equipment, gross	31,875	33,215
Less: accumulated depreciation and amortization	(21,088)	(21,602)
Property and equipment, net	$10,787	$11,613

As of June 30, 2020, and December 31, 2019, the Company’s property and equipment was primarily located in Cambridge, Massachusetts.

Depreciation and amortization expense of the Company’s property and equipment was approximately $0.6 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $1.2 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively. The Company recorded a loss on disposal of property and equipment of $0.2 million for the three and six months ended June 30, 2020 recognized within operating expenses in the condensed consolidated and combined statements of operations and comprehensive loss. Leasehold improvements of $1.5 million were put into service in the six months ended June 30, 2020, of which $0.9 million was included in construction in progress as of December 31, 2019.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued incentive compensation	$1,924	$3,767
Salaries	1,106	1,730
Accrued vacation	834	969
Professional fees	617	441
Accrued severance and benefit costs	53	2,009
Other	579	404
Accrued expenses and other current liabilities	$5,113	$9,320

7. Commitments and Contingencies

Other Funding Commitments

As of June 30, 2020 and December 31, 2019, the Company had several on-going studies in various clinical trial stages. The Company’s most significant clinical trial expenditures are related to contract research organizations. These contracts are generally cancellable, with notice, at the Company’s option and do not have any significant cancellation penalties.

Guarantees

On September 6, 2018, Cyclerion was incorporated in Massachusetts and its officers and directors are indemnified for certain events or occurrences while they are serving in such capacity. Prior to the Separation, the Company’s officers and directors were similarly indemnified under Delaware law.

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of June 30, 2020 and December 31, 2019.

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

The Company had a tenant improvement allowance from the landlord of approximately $2.3 million for certain permitted costs related to the buildout of the premises. The Company is deemed to be the owner of these tenant improvements during the lease term. These $2.3 million of improvements are included in the Company’s property, plant and equipment balances in its consolidated balance sheets as of June 30, 2020 and December 31, 2019 and are depreciated over the shorter of their useful life or the related lease term. The Company received the payment for the tenant allowance in the third quarter of 2019.

On April 1, 2019, the Company recorded a right-of-use asset in the amount $71.3 million. The right-of-use asset is being amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability.

On February 28, 2020 the Company entered into an amendment to our Master Lease at 301 Binney Street in Cambridge, Massachusetts. The Lease Amendment provides for the partial termination of the Company’s rights and obligations with respect to a portion of the leased premises of approximately 40,000 rentable square feet. The Company will continue to lease approximately 74,000 square feet including the area covered by the subleased premise, discussed below. The Company reduced its remaining lease payments through June 2029 by approximately $41.9 million. In connection with the Lease Amendment, the Company paid $6.3 million for a termination fee and $0.2 million for other initial direct costs, which will be deferred and recognized over the remaining lease term. The Company’s security deposit was reduced by approximately $2.7 million to approximately $5.0 million, which is classified as restricted cash on the Company’s condensed consolidated balance sheet as of June 30, 2020.

The Lease Amendment was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification of 9.7%, which resulted in a reduction of the ROU asset of $21.4 million and a reduction in the operating lease liabilities of $23.5 million. The Company recorded the resulting gain of approximately $2.1 million as a component of operating expenses in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2020.

The Company has an operating lease right-of-use asset of approximately $51.3 million and $68.1 million related to the amended Master Lease recorded in its condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. The Company has current operating lease liabilities of approximately $2.8 million and $3.4 million, and noncurrent operating lease liabilities of approximately $46.3 million and $70.5 million, related to the amended Master Lease recorded in its condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

Lease cost is recognized on a straight-line basis over the lease term. For the three and six months ended June 30, 2020, the Company recognized a total of approximately $2.2 million and $4.9 million, respectively, of total lease costs. Variable lease costs not subject to an index or rate are recognized as incurred. For the three and six months ended June 30, 2020, the Company recognized a total of approximately $0.5 million and $1.5 million, respectively, of variable lease costs related to the Master Lease, as amended.

Supplemental cash flow information related to leases for the six months ended June 30, 2020 is as follows:

Six Months Ended June 30, 2020
Decrease in right-of-use assets related to lease modification	$21,386
Decrease in operating lease liabilities due to lease modification	$23,499
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$4,249
Weighted-average remaining lease term of operating leases (in years)	9.0
Weighted-average discount rate of operating leases	9.7%

On March 31, 2019, the Company entered into a short-term sublease of approximately 24,000 rentable square feet with Ironwood to provide temporary working space for a portion of its workforce while the buildout of the Company’s new premises was being completed. The sublease was for an initial one-month term with several one-month extension options. The Company subleased the space for approximately 1.5 months, vacating the space and terminating the sublease in mid-May 2019. The Company incurred $0.2 million in rent expense related to the sub-lease for the three and six months ended June 30, 2019.

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

The Company allocated the consideration in the sublease agreement between the lease and non-lease components based on their relative standalone prices. For the three and six months ended June 30, 2020, gross sublease income of $0.5 million and $1.1 million, respectively, was recorded. Net sublease income of approximately $0.1 million and $0.2 million was recorded in interest and other income, net in the condensed consolidated and combined statements of operations and comprehensive loss for the three and six months ended June 30, 2020.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as well as the total future minimum lease payments to be received under the sublease agreement as of June 30, 2020 are as follows:

	Operating Lease Payments	Sublease Payments to be Received
2020 (remaining nine months)	$3,656	$800
2021	7,469	1,636
2022	7,686	1,683
2023	7,909	1,733
2024	8,139	1,783
2025 and thereafter	39,658	8,694
Total future minimum lease payments (receipts)	74,517	$16,329
Less: present value adjustment	25,438
Operating lease liabilities at June 30, 2020	49,079
Less: current portion of operating lease liabilities	2,787
Operating lease liabilities, net of current portion	$46,292

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

The following table provides share-based compensation reflected in the Company’s condensed consolidated and combined statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,880	$2,787	$3,801	$4,582
General and administrative	2,073	3,437	4,188	5,631
	$3,953	$6,224	$7,989	$10,213

For the three and six months ended June 30, 2020, the Company granted stock options to purchase an aggregate of 105,000 shares and 270,846 shares, respectively, at weighted average grant date fair values per option share of $2.84 and $2.15, respectively.

As of June 30, 2020, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options held by Cyclerion’s employees is $19.2 million and the weighted average period over which that expense is expected to be recognized is 3.6 years.

As of June 30, 2020, the unrecognized share-based compensation expense related to stock options containing market conditions held by Cyclerion’s employees is $0.3 million, which is expected to be recognized over a weighted-average period of 3.8 years.

As of June 30, 2020, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested RSUs held by the Company’s employees is $4.5 million and the weighted-average period over which that expense is expected to be recognized is 2.3 years.

10. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss (in thousands)	$(19,534)	$(32,254)	$(39,762)	$(69,635)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	27,791	27,393	27,730	27,380
Net loss per share — basic and diluted	$(0.70)	$(1.18)	$(1.43)	$(2.54)

For both the three and six months ended June 30, 2020 there were 7,717,184 shares of common stock related to stock options and 474,923 shares of common stock related to RSUs were excluded from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive.

Prior to April 1, 2019, there were no Cyclerion shares outstanding, as such, the shares outstanding immediately after the distribution and the Private Placement were used to calculate the basic and diluted net loss per share for the six months ended June 30, 2019.

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

Included in compensation expense is approximately $0.1 million and $0.4 million related to the defined contribution 401(k) Savings Plan for the three and six months ended June 30, 2020, respectively. Included in compensation expense for employees that are directly attributable to Cyclerion is approximately $0.1 million and $0.5 million for the three and six months ended June 30, 2019, respectively.

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

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the six months ended June 30, 2020 (in thousands):

	Amounts accrued at December 31, 2019	Charges	Amount paid	Adjustments	Amounts accrued at June 30, 2020
October 2019 workforce reduction	$2,009	$158	$2,085	$(30)	$52
Total	$2,009	$158	$2,085	$(30)	$52

13. Subsequent Events

On July 29, 2020, the Company closed on a private placement of 6,062,500 shares of the Company’s common stock at a purchase price of $4.00 per share pursuant to a Common Stock Purchase Agreement for total proceeds of approximately $24.3 million.

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

In addition, in connection with the Separation, on April 1, 2019, we entered into a Development Agreement, an Ironwood Transition Services Agreement, a Cyclerion Transition Services Agreement and an Intellectual Property License Agreement with Ironwood. All services provided to and from the Company under the Transition Services Agreements were completed as of March 31, 2020 and the agreements were terminated. Ironwood has informed Cyclerion that it will not renew the Development Agreement beyond its initial term which ends on March 31, 2021.

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

The core of our research and development strategy is to harness the power of sGC pharmacology to develop therapies for serious and orphan diseases. Our portfolio of programs includes:

Olinciguat is a once-daily, orally administered vascular sGC stimulator that is well suited for the potential treatment of sickle cell disease, or SCD. We are conducting a randomized, placebo-controlled, dose-ranging Phase 2 study, STRONG-SCD, that has closed enrollment with 70 participants enrolled from both US and ex-US sites. This study is designed to explore a broad range of tolerated doses and optimize our understanding of the therapeutic potential of olinciguat in SCD. All follow up visits are now complete, and we are conducting study closeout activities. We expect topline data from this study in late Q3 2020.

In June 2018, the U.S. Food and Drug Administration, or the FDA, granted Orphan Drug Designation to olinciguat for the treatment of patients with SCD. Orphan Drug Designation provides marketing exclusivity for seven years from the date of the product’s approval for marketing and contributes to a significant reduction in development costs.

IW-6463 is an orally administered central nervous system-penetrant sGC stimulator that, because it readily crosses the blood-brain barrier, affords an unprecedented opportunity to expand the utility of sGC pharmacology to serious neurodegenerative diseases. On January 13, 2020 we released positive top line results from our first-in-human study of IW-6463. IW-6463 was generally well tolerated in healthy human adults. The study demonstrated IW-6463 penetration across the blood-brain-barrier at levels expected to be pharmacologically active as well as a mild reduction in blood pressure providing evidence of peripheral pharmacological activity. The Company intends to continue development activities for IW-6463. In December 2019 we initiated an ongoing translational pharmacology study in elderly subjects. Dosing has been completed in this study and topline data is expected in mid-Q3 2020.

The Company anticipates initiating two parallel exploratory Phase 2 studies of IW-6463 to evaluate safety and a variety of efficacy measures, including engagement of CNS biomarkers using novel trial designs in Mitochondrial Encephalomyopathy, Lactic Acidosis and Stroke-like Episodes (MELAS) and Alzheimer's disease with vascular features (ADv). These studies are designed to de-risk and direct future development in CNS diseases.

Praliciguat is an orally administered, once-daily systemic sGC stimulator that was evaluated in two Phase 2 proof-of-concept studies: a dose-ranging study in 156 adult patients with diabetic nephropathy, and a study in 196 adult patients with heart failure with preserved ejection fraction (HfpEF), CAPACITY-HfpEF. On October 30, 2019, we released topline results from these studies.

In CAPACITY-HFpEF, the study did not meet statistical significance on its primary endpoint of improved exercise capacity from baseline as compared to placebo, measured by cardiopulmonary exercise testing. There was clear evidence of drug exposure and pharmacological activity as judged by expected reductions in blood pressure. Praliciguat was generally well tolerated. We have discontinued development of praliciguat in HFpEF.

The study of praliciguat in participants with diabetic nephropathy also did not meet statistical significance on its primary endpoint of reduction in albuminuria from baseline as compared to placebo, measured by urine albumin creatinine ratio. However, there was a trend toward improvement across the total intention-to-treat study population. Praliciguat was generally well tolerated. The Company’s efforts to out-license global rights to praliciguat have expanded to discussions beyond treatment of cardiometabolic disorders to include additional indications where sGC stimulators have demonstrated efficacy.

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

The following table summarizes our research and development expenses related to our product pipeline, as well as employee and facility related costs allocated to research and development expense, for the three and six months ended June 30, 2020 and 2019. These product pipeline expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, which are presented by development candidates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Product pipeline external costs:
Olinciguat	$1,635	$3,932	4,261	$7,903
IW-6463	1,500	1,777	2,838	2,238
Praliciguat	79	3,789	215	9,527
Discovery research	189	101	202	635
Total product pipeline external costs	3,403	9,599	7,516	20,303
Personnel and related internal costs	6,738	10,264	14,474	20,021
Facilities and other	3,653	5,896	8,629	11,839
Total research and development expenses	$13,794	$25,759	$30,619	$52,163

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

The successful development of our product candidates is highly uncertain and subject to a number of risks including, but not limited to:

•	The COVID-19 pandemic could affect our programs and operations in ways that are difficult to precisely judge at this time, including its operations, clinical trials, corporate development discussions and other activities. Cyclerion is working closely with its clinical trial sites and investigators to deliver its ongoing and planned trials in a manner consistent with the safety of study participants and healthcare professionals.

•	The duration of clinical trials may vary substantially according to the type and complexity of the product candidate and may take longer than expected.

•	The U.S FDA and comparable agencies outside the U.S. impose substantial and varying requirements on the introduction of therapeutic pharmaceutical products, which typically require lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures.

•	Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

•	The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a product candidate and are difficult to predict.

•	The costs, timing and outcome of regulatory review of a product candidate may not be favorable, and, even if approved, a product may face post-approval development and regulatory requirements.

•	The emergence of competing technologies and products and other adverse market developments may reduce or eliminate the potential value of our pipeline.

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

Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue from related party	$749	$1,628	$(879)	(54)%	$1,763	$1,628	$135	8%
Cost and expenses:
Research and development	13,794	25,759	(11,965)	(46)%	30,619	52,163	(21,544)	(41)%
General and administrative	6,627	8,923	(2,296)	(26)%	13,518	19,900	(6,382)	(32)%
Gain on lease modification	-	-	-	100%	(2,113)	-	(2,113)	100%
Total cost and expenses	20,421	34,682	(14,261)	(41)%	42,024	72,063	(30,039)	(42)%
Loss from operations	(19,672)	(33,054)	13,382	(40)%	(40,261)	(70,435)	30,174	(43)%
Interest and other income, net	138	800	(662)	83%	499	800	(301)	(38)%
Net loss	$(19,534)	$(32,254)	$12,720	(39)%	$(39,762)	$(69,635)	$29,873	(43)%

Revenue from related party. The decrease in revenue from related party for the three months ended June 30, 2020 compared to the three months ended June, 2019 is the result of a decrease in services performed under the Development Agreement for Ironwood, which was entered into in connection with the Separation. The increase in revenue from related party for the six months ended June 30, 2020 compared to the six months ended June, 2019 is due to the Company providing services to Ironwood for two quarters in 2020 compared to only one quarter post-Separation in 2019, partially offset by the decrease in services provided in the current quarter as compared to the prior year.

Research and development expense.  The decrease in research and development expense of approximately $12.0 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was driven by a decrease of approximately $3.5 million in stock-based compensation, salaries and other employee-related expenses primarily due to lower average headcount, a decrease of approximately $2.2 million of facilities and operating costs allocated to research and development primarily due to the sublease agreement and lease amendment which reduced the Company’s total leased premises, and an overall decrease of approximately $6.2 million in external research costs. The net decrease in external research costs was primarily due to decreases over the periods of approximately $3.7 million associated with the completion of two praliciguat phase 2 proof of concept studies both of which reported top-line data on October 30, 2019, $2.3 million associated with olinciguat primarily due to the completion of supporting ancillary studies and $0.3M in IW-6463 offset by an increase of approximately $0.1 million discovery.

The decrease in research and development expense of approximately $21.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to decreases of approximately $2.9 million in stock-based compensation, approximately $2.7 million in salaries and other employee-related expenses primarily due to lower average headcount and fewer temporary support resources, approximately $3.2 million in facilities and operating costs allocated to research and development primarily due to the sublease agreement and lease amendment which reduced the Company’s total leased premises, and approximately $12.8 million in net external research costs. The net decrease in external research costs was primarily due to decreases over the periods of approximately $9.3 million in praliciguat studies, $3.6 million in olinciguat studies and approximately $0.4 million in discovery research, offset by an increase of approximately $0.6 million in IW-6463 study costs.

General and administrative expense.  The decrease in general and administrative expenses of approximately $2.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to a decrease of approximately $1.4 million in stock-based compensation and a decrease of approximately $0.9 million in salaries, bonus and other employee-related expenses due to lower average headcount and fewer temporary support resources.

The decrease in general and administrative expenses of approximately $6.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily driven by approximately $3.5 million of non-recurring outsourced professional services and other costs associated with the Separation recorded in the prior period and a decrease of approximately $2.8 million in stock-based compensation and salaries, bonus and other employee-related costs primarily due to lower average headcount.

Gain on lease modification.  The gain on lease modification of $2.1 million recorded in the six months ended June 30, 2020 is related to the Lease Amendment to our Master Lease at 301 Binney Street in Cambridge, Massachusetts that was executed on February 28, 2020.

Interest and other income, net.  Interest and other income, net decreased by approximately $0.7 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to a decrease of approximately $0.8 million in interest income driven by lower cash balances and lower interest rates, partially offset by an increase of approximately $0.1 million in net sublease income.

Interest and other income, net decreased by approximately $0.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to a decrease of approximately $0.5 million in interest income driven by a lower cash balances and lower interest rates, partially offset by an increase of approximately $0.2 million in net sublease income.

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

On June 30, 2020, we had approximately $56.5 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

On July 29, 2020, we closed on a private placement of 6,062,500 shares of our common stock, pursuant to a Common Stock Purchase Agreement, for total gross proceeds of approximately $24.3 million (see Item 5. Other information ). There were no material fees or commissions related to the transaction. The Company intends to use the proceeds to fund working captial and other general corporate purposes. Our ability to continue to fund our operations and capital needs will depend on our ongoing ability to generate cash from operations and access to capital markets and other sources of capital, as further described below. We anticipate that our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures and other general corporate purposes.

Going Concern

Based on our development plans and clinical stage patient testing and our timing expectations related to the progress of our discovery research programs, we expect that our existing cash and cash equivalents as of June 30, 2020, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second half of 2021, excluding net cash flows from potential business development activities. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the years ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Net cash used in operating activities	$(43,401)	$(56,240)	$12,840	(23)%
Net cash used in investing activities	$(1,421)	$(6,061)	$4,640	(77)%
Net cash provided by financing activities	$3,664	$211,061	$(207,397)	(98)%

Cash Flows from Operating Activities

Net cash used in operating activities was $43.4 million for the six months ended June 30, 2020 compared to $56.2 million for the six months ended June 30, 2019. The decrease in net cash used in operations of $12.8 million primarily relates to a decrease of $29.9 million in our net loss, partially offset by the payment of a $6.3 million termination fee related to the master lease modification in the current year, an increase in working capital accounts of $6.5 million, the recording of a non-cash gain on lease modification of $2.1 million in the current year, and a decrease of $2.1 million in other non-cash items.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.4 million for the six months ended June 30, 2020 compared to $6.1 million for the six months ended June 30, 2019. The decrease in net cash used in investing activities of $4.6 million was primarily from a decrease in purchases of property and equipment, primarily leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 was $3.7 million, resulting from the cash received from the short-term note payable of $3.5 million and proceeds from the purchases of shares under the ESPP and other stock plans. Cash provided by financing activities for the six months ended June 30, 2019 was $211.1 million, resulting from the net cash proceeds received from the private placement of $164.6 million and the cash transferred to us from Ironwood based on changes in our cash used for operations prior to the Separation of $46.4 million.

Debt – Paycheck Protection Program

On April 21, 2020, we received loan proceeds in the amount of approximately $3.5 million pursuant to a promissory note agreement (the “Promissory Note”) with a bank under the Paycheck Protection Program (“PPP”), of which certain key terms were adjusted by the Paycheck Protection Program Flexibility Act (“PPPFA”). The Promissory Note has an initial loan maturity of April 20, 2022, a stated interest rate of 1.0% per annum, and has payments of principal and interest that are due monthly after an initial deferral period where interest accrues, but no payments are due. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment when due and breaches of representations. We may prepay the principal of the Promissory Note at any time without incurring any prepayment charges. The loan is subject to all the terms and conditions applicable under the PPPFA and is subject to review by the Small Business Association for compliance with program requirements.

The loan’s principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to certain limitations, and that we maintain our payroll levels over a twenty-four-week period following the loan date. The loan forgiveness amount may be reduced if we terminate employees or reduce salaries during the twenty-four-week period. We intend to use the proceeds for eligible purposes consistent with the provisions of the PPPFA. However, the Company cannot assure at this time that the loan under the Promissory Note will be forgiven partially, or in full.

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

We believe that our existing cash and cash equivalents as of June 30, 2020 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2021 excluding net cash flows from potential business development activities. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2020, we had no uncertain tax positions.

Other Funding Commitments

As of June 30, 2020, we had, and continue to have, several ongoing studies in various clinical trial stages. Our most significant clinical trial spending is with clinical research organizations, or CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any significant cancellation penalties.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

There have been no material changes to the risk factors described therein, except the following:

As reflected in Form 8-K filed with the SEC on July 9, 2020, the Company remains in ongoing efforts to out-license global rights to praliciguat and it has expanded discussions beyond treatment of cardiometabolic disorders to additional indications in which sGC stimulators have shown efficacy. The Company has updated the following risk factors based on that development:

Research and development of biopharmaceutical products is inherently risky. We may encounter substantial delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Our current product candidates are at an early stage of development. Our business depends heavily on successful preclinical development, clinical testing, regulatory approvals and commercialization of our lead product candidates. On October 30, 2019, we announced that our topline results from our Phase 2 proof-of-concept trials of praliciguat in participants with diabetic nephropathy and in HFpEF did not meet statistical significance on their respective primary endpoints. In light of this topline data, we determined not to continue development of praliciguat in participants with HFpEF. However, there was a trend towards improvement across the total intention-to-treat diabetic nephropathy study population and praliciguat was generally well tolerated. Accordingly we determined to pursue an out-license of rights to praliciguat. Our other lead product candidates, olinciguat and IW-6463, as well as any other of our current product candidates or product candidates that we may discover in the future, will require regulatory approvals resulting from substantial additional development and testing prior to commercialization.

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

We may not succeed in our pursuit of an out-license agreement for the development and commercialization of praliciguat, which would materially adversely affect our financial condition and results of operations.

We seek an out-license of rights to praliciguat for the purpose of furthering development and commercialization of praliciguat. There can be no assurrance that we will find a commercial or financial partner to fund and undertake development and commercialization, and failure to find such a partner may result in the discontinuation of development of praliciguat. We also may incur costs to wind down our activities related to this product candidate. Failure to find a partner for the continued development and commercialization of praliciguat would materially adversely affect our financial condition and results of operations.

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

Any future collaboration or license arrangements that we enter into may not be successful. The success of such arrangements will depend heavily on the efforts and activities of our partners. Collaboration and license arrangements are subject to numerous risks, including that:

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

Item 5. Other Information

On July 29, 2020, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with two investors (collectively, the “Investors”) for the private placement of 6,062,500 shares (the “Shares”) of the Company’s common stock, at a purchase price of $4.00 per share (the “PIPE Transaction”). The closing of the PIPE Transaction occurred on July 29, 2020. The Company did not utilize the services of a placement agent or broker in connection with the PIPE Transaction and accordingly incurred no material related transaction fees or commissions. Pursuant to the Purchase Agreement, the Company is required to file a registration statement with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”), covering the resale of the Shares and to obtain and maintain effectiveness thereof for up to three years, subject to certain exceptions and penalties.

In the PIPE Transaction, the Shares were issued and sold to “accredited investors” (as defined by Rule 501 under the Securities Act, as amended) in reliance upon exemptions from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and corresponding provisions of state securities laws. The Company intends to file a Form D in accordance with the requirements of Regulation D in connection with the PIPE Transaction.

The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Purchase Agreement filed as Exhibit 10.1 hereto.

On April 21, 2020, the Company borrowed approximately $3.5 million pursuant to a promissory note agreement under the Paycheck Protection Program (“PPP”), as amended by the Paycheck Protection Program Flexibility Act (“PPPFA”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. In accordance with the promissory note agreement, the loan is scheduled to mature on April 20, 2022, has a stated interest rate of 1.0% per annum, and has payments of principal and interest due monthly after an initial deferral period when interest accrues, but no payments are due. Prior to the execution of the Purchase Agreement, the Company submitted an application for approval of the PIPE Transaction as required under the promissory note agreement and applicable regulations, but no such approval has been received to date. Accordingly, at any time the loan may be deemed to be in default, accelerated and required to be repaid in full with interest. The Company intends to continue to seek such approval. There can be no assurances that such approval can be obtained, that all or any part of the loan will be forgiven or that acceleration and repayment will not be required at any time.

Item 6. Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Common Stock Purchase Agreement dated as of July 29, 2020, by and between Cyelerion Therapeuties, Inc. and he Investors Named Therein
31.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLERION THERAPEUTICS, INC.

By:	/s/ Peter M. Hecht
Name:	Peter M. Hecht
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ William I. Huyett
Name:	William I. Huyett
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: July 31, 2020

