Form 10-Q
period 2020-09-30
Cyclerion Therapeutics, Inc.
filed 2020-11-05
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 3, 2020, the registrant had 33,961,868 shares of common stock, no par value, outstanding.

CYCLERION PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching and commercializing our product candidates, including IW-6463;
•	the COVID-19 pandemic affecting our clinical trials and other operating activities in ways that are difficult to judge at this time;
•	our relationships with third parties, collaborators and our employees;
•	our ability to execute our strategic priorities;
•	our ability to finance our operations and business initiatives;
•

our interpretation of the data from the praliciguat Phase 2 clinical trial in patients with diabetic nephropathy, including regarding the clinical site whose results appear to be inconsistent with the overall study population;

•	our ability to out-license praliciguat;
•	the impact on our business of workforce and expense reduction initiatives;
•	our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies;
•	the safety profile and related adverse events of our product candidates;
•	the efficacy and perceived therapeutic benefits of our product candidates, their potential indications and their market potential;
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

•	our ability to compete with other companies that are or may be developing or selling products that are competitive with our product candidates;
•	the impact of government regulation in the life sciences industry, particularly with respect to healthcare reform;
•	potential indemnification liabilities we may owe to Ironwood after the separation;
•	the tax treatment of the spin-off distribution and the limitations of the tax matters agreement that we entered into with Ironwood; and
•	trends and challenges in the markets for our potential products.

See the “Risk Factors” section in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2019, our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020 and elsewhere in this Quarterly Report on Form 10-Q for a further description of these and other factors. We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$66,840	$94,895
Related party accounts receivable	400	1,474
Prepaid expenses	1,218	1,966
Other current assets	1,666	2,862
Total current assets	70,124	101,197
Restricted cash, net of current portion	3,837	4,991
Property and equipment, net	10,180	11,613
Operating lease right-of-use asset	44,396	68,137
Other assets	2,865	540
Total assets	$131,402	$186,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,360	$3,230
Related party accounts payable	495	81
Accrued research and development costs	2,160	2,198
Accrued expenses and other current liabilities	5,605	9,320
Short-term note payable	3,509	—
Current portion of operating lease liabilities	3,133	3,420
Total current liabilities	16,262	18,249
Operating lease liabilities, net of current portion	39,786	70,500
Commitments and contingencies	—	—
Stockholders' equity
Common stock, no par value, 400,000,000 shares authorized and 33,961,555 issued and outstanding at September 30, 2020 and 400,000,000 shares authorized and 27,598,133 issued and outstanding at December 31, 2019	—	—
Accumulated deficit	(144,201)	(85,627)
Paid-in capital	219,582	183,376
Accumulated other comprehensive loss	(27)	(20)
Total stockholders' equity	75,354	97,729
Total liabilities and stockholders' equity	$131,402	$186,478

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated and Combined Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue from related party	$400	$1,398	$2,163	$3,026
Cost and expenses:
Research and development	13,703	22,295	44,322	74,458
General and administrative	8,033	7,119	21,551	27,019
(Gain) loss on lease modification, net	444	—	(1,669)	—
Total cost and expenses	22,180	29,414	64,204	101,477
Loss from operations	(21,780)	(28,016)	(62,041)	(98,451)
Sublease termination income, net	2,875	—	2,875	—
Interest and other income, net	93	699	592	1,498
Net loss	$(18,812)	$(27,317)	$(58,574)	$(96,953)
Net loss per share:
Basic and diluted net loss per share	$(0.59)	$(1.00)	$(2.01)	$(3.54)
Weighted average shares used in calculating:
Basic and diluted net loss per share	32,096	27,434	29,196	27,380

Other comprehensive loss:
Net loss	$(18,812)	$(27,317)	$(58,574)	$(96,953)
Other comprehensive loss:
Foreign currency translation adjustment (loss) gain	3	5	(7)	1
Total other comprehensive (loss) gain	3	5	(7)	1
Comprehensive loss	$(18,809)	$(27,312)	$(58,581)	$(96,952)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated and Combined Statements of Stockholders’ Equity (Deficit)

(In thousands except share data)

(Unaudited)

	Common Stock		Net Parent	Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Investment	capital	deficit	loss	equity (deficit)
Balance at December 31, 2018	—	$—	$(10,445)	$—	$—	$—	$(10,445)
Net loss	—	—	(37,381)	—	—	—	(37,381)
Net transfers from Ironwood	—	—	36,085	—	—	—	36,085
Ironwood allocation - share-based compensation	—	—	3,989	—	—	—	3,989
Balance at March 31, 2019	—	$—	$(7,752)	$—	$—	$—	$(7,752)
Net loss	—	—	—	—	(32,254)	—	(32,254)
Net transfers from Ironwood	—	—	2,602	—	—	—	2,602
Ironwood allocation - share-based compensation	—	—	—	—	—	—	—
Separation-related adjustments	—	—	7,752	—	—	—	7,752
Reclassification of net parent company investment	—	—	(2,602)	2,602	—	—	—
Distribution of common stock by Ironwood upon separation	15,562,555	—	—	—	—	—	—
Issuance of common stock - 2019 private placement, net of fees	11,817,165	—	—	164,622	—	—	164,622
Issuance of common stock upon exercise of options and employee stock purchase plan	9,527	—	—	—	—	—	—
Issuance of common stock awards	21,942	—	—	—	—	—	—
Share-based compensation expense related to share-based awards to employees	—	—	—	6,224	—	—	6,224
Foreign currency translation adjustment	—	—	—	—	—	(4)	(4)
Balance at June 30, 2019	27,411,189	$—	$—	$173,448	$(32,254)	$(4)	$141,190
Net loss	—	—	—	—	(27,317)	—	(27,317)
Issuance of common stock upon exercise of options and employee stock purchase plan	57,256	—	—	372	—	—	372
Share-based compensation expense related to share-based awards to employees	—	—	—	4,948	—	—	4,948
Foreign currency translation adjustment	—	—	—	—	—	5	5
Balance at September 30, 2019	27,468,445	$—	$—	$178,768	$(59,571)	$1	$119,198

Cyclerion Therapeutics, Inc.

Condensed Consolidated and Combined Statements of Stockholders’ Equity (Deficit)

(In thousands except share data)

(Unaudited)

	Common Stock		Net Parent	Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Investment	capital	deficit	loss	equity (deficit)
Balance at December 31, 2019	27,598,133	$—	$—	$183,376	$(85,627)	$(20)	$97,729
Net loss	—	—	—	—	(20,228)	—	(20,228)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	156,761	—	—	1	—	—	1
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	—	4,036	—	—	4,036
Foreign currency translation adjustment	—	—	—	—	—	2	2
Balance at March 31, 2020	27,754,894	$—	$—	$187,413	$(105,855)	$(18)	$81,540
Net loss	—	—	—	—	(19,534)	—	(19,534)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	102,816	—	—	155	—	—	155
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	—	3,952	—	—	3,952
Foreign currency translation adjustment	—	—	—	—	—	(12)	(12)
Balance at June 30, 2020	27,857,710	$—	$—	$191,520	$(125,389)	$(30)	$66,101
Net loss	—	—	—	—	(18,812)	—	(18,812)
Issuance of common stock - 2020 private placement	6,062,500	—	—	24,250	—	—	24,250
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	41,345	—	—	16	—	—	16
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	—	3,796	—	—	3,796
Foreign currency translation adjustment	—	—	—	—	—	3	3
Balance at September 30, 2020	33,961,555	$—	$—	$219,582	$(144,201)	$(27)	$75,354

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated and Combined Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,574)	$(96,953)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,827	2,047
Net loss on disposal of property and equipment	205	76
Gain on lease modification	(1,669)	—
Sublease termination income, net	(2,875)	—
Share-based compensation expense	11,785	15,161
Changes in operating assets and liabilities:
Related party accounts receivable	1,074	(1,440)
Prepaid expenses	748	(1,297)
Other current assets	(8)	(49)
Operating lease assets	(3,592)	2,108
Other assets	(979)	25
Accounts payable	(1,094)	1,942
Related party accounts payable	414	187
Accrued research and development costs	(38)	(1,719)
Operating lease liabilities	(2,000)	3,395
Accrued expenses and other current liabilities	(3,673)	(3,535)
Net cash (used in) operating activities	(58,449)	(80,052)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,489)	(6,714)
Proceeds from sale of property and equipment	71	99
Net cash (used in) investing activities	(1,418)	(6,615)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2020 private placement	24,250	—
Gross proceeds from 2019 private placement	—	175,000
Costs associated with 2019 private placement	—	(10,378)
Proceeds from exercises of stock options and ESPP	172	365
Proceeds from short-term note payable	3,509	—
Transfers from Ironwood	—	46,439
Net cash provided by financing activities	27,931	211,426
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	1
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,943)	124,760
Cash, cash equivalents and restricted cash, beginning of period	102,620	—
Cash, cash equivalents and restricted cash, end of period	$70,677	$124,760
Supplemental cash flow disclosure:
Cash paid for initial direct costs of lease modification	$6,507	$—
Non-cash investing activities
Fixed asset purchases in accounts payable and accrued expenses	$4	$95
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated and balance sheets
Cash and cash equivalents	$66,840	$117,034
Restricted cash	3,837	7,726
Total cash, cash equivalents and restricted cash	$70,677	$124,760

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Condensed Consolidated and Combined Financial Statements

(Unaudited)

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing innovative medicines for people with serious diseases of the central nervous system (“CNS”), including cognitive and neurodegenerative disorders. Our current lead asset, IW-6463, is a pioneering CNS-penetrant sGC stimulator in clinical development for Mitochondrial Encephalomyopathy, Lactic Acidosis and Stroke-like episodes (MELAS) and Alzheimer's disease with vascular pathology (“ADv”). sGC stimulators are small molecules that act synergistically with nitric oxide (“NO”) on sGC to boost production of cyclic guanosine monophosphate, or cGMP. cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions in the CNS including blood flow and vascular dynamics, inflammatory and fibrotic processes, bioenergetics, metabolism and neuronal function.

Cyclerion GmbH, a wholly owned subsidiary, was incorporated in Zug, Switzerland on May 3, 2019. Cyclerion GmbH is an operational entity with one employee who is the Company’s Chief Innovation Officer. The functional currency is the Swiss franc.

Cyclerion Securities Corporation, a wholly owned subsidiary, was incorporated in Massachusetts on November 15, 2019 and was granted securities corporation status in Massachusetts for the 2019 tax year. Cyclerion Securities Corporation has no employees.

Company Overview

The Company’s priorities are advancing its ongoing IW-6463 clinical programs and seeking the out-licensing of praliciguat:

IW-6463, an orally administered CNS-penetrant sGC stimulator that is being developed as a symptomatic and potentially disease modifying therapy for serious CNS diseases. Nitric oxide is one of several fundamental neurotransmitters, yet it has not been leveraged for its full CNS therapeutic potential. IW-6463 stimulates sGC, a signaling enzyme that responds to the presence of NO, to enhance the body’s natural ability to produce cGMP, an important signaling molecule, naturally. An impaired NO-sGC-cGMP signaling pathway is believed to play an important role in the pathogenesis of neurodegenerative diseases and is critical to basic neuronal functions. Agents that stimulate sGC to produce cGMP may compensate for deficient NO signaling.

On January 13, 2020 the Company released positive top line results from our first-in-human study of IW-6463. IW-6463 was generally well tolerated in healthy human adults. The study demonstrated IW-6463 penetration across the blood-brain-barrier at levels expected to be pharmacologically active as well as a mild reduction in blood pressure providing evidence of peripheral pharmacological activity.

On October 14, 2020, the Company announced positive topline results from its IW-6463 Phase 1 translational pharmacology study. Treatment with IW-6463 in this 15-day 24-subject crossover study confirmed and extended results seen in earlier Phase 1 studies: once daily oral treatment demonstrated desired CNS exposure, blood-brain-barrier penetration and target engagement. Subjects receiving IW-6463 showed meaningful improvements in certain neurophysiological and objective performance measures that are associated with age-related cognitive decline and neurodegenerative diseases. Effects on cerebral blood flow and markers of bioenergetics were not observed in this study. IW-6463 was shown to be safe and generally well-tolerated. These results support the ongoing development of IW-6463 in serious CNS diseases.

We will soon begin enrolling our IW-6463 Phase 2 clinical trial in Mitochondrial Encephalomyopathy, Lactic acidosis, and Stroke-like episodes (MELAS). Over the coming months, the Company will use the findings of the translational pharmacology study and from the previous Phase 1 study, to inform further clinical development activities, including the planned Phase 2 clinical trial in Alzheimer’s disease with vascular pathology in 2021.

Olinciguat, an orally-administered, once-daily, vascular sGC stimulator for the potential treatment of sickle cell disease (“SCD”). Olinciguat was evaluated in the STRONG-SCD study, a randomized, placebo-controlled, dose-ranging Phase 2 study of 70 participants with sickle cell disease designed to evaluate safety, tolerability, and pharmacokinetics of olinciguat, compared to placebo, and to explore effects on daily symptoms and biomarkers of disease activity when dosed over a 12-week treatment period. On October 14, 2020, the Company announced topline results from this study. It did not demonstrate adequate activity to support further internal clinical development. The Company intends to complete its analysis of the study results and present or publish them in a future forum.

Praliciguat, an orally administered, once-daily systemic sGC stimulator that was evaluated in two Phase 2 proof-of-concept studies: a dose-ranging study in 156 adult patients with diabetic nephropathy, and a study in 196 adult patients with heart failure with preserved ejection fraction (HFpEF), CAPACITY-HFpEF. On October 30, 2019, we released topline results from these studies. The Company’s efforts to out-license rights to praliciguat have expanded to discussions beyond treatment of cardiometabolic disorders to include additional indications where sGC stimulators have demonstrated efficacy.

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

On April 2, 2019, the Company issued 11,817,165 shares in a private placement (the “2019 Equity Private Placement”) of common stock to accredited investors for gross proceeds of $175 million (net proceeds of approximately $165 million).

2020 Equity Private Placement

On July 29, 2020, the Company entered into a Common Stock Purchase Agreement (the “2020 Equity Private Placement”) with two investors for a private placement of 6,062,500 shares of the Company’s common stock, at a purchase price of $4.00 per share for total gross proceeds of approximately $24.3 million. The closing of the 2020 Equity Private Placement occurred on July 29, 2020. The Company did not use a placement agent or broker in connection with the 2020 Equity Private Placement and incurred no commissions and no material direct transaction fees.

At-the-Market Offering

On July 24, 2020, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof for an aggregate initial offering price not to exceed $150.0 million. The Shelf was declared effective as of July 31, 2020. On September 3, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering (the “ATM Offering”) under the Shelf. Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. As of September 30, 2020, no shares have been issued or sold under the ATM Offering.

Basis of Presentation

The Company did not operate as a separate, stand-alone entity for the prior interim period covered by the interim condensed consolidated and combined financial statements. The Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, condensed consolidated and combined statements of operations and comprehensive loss and statements of cash flows for the three and nine months ended September 30, 2020 and combined statements of operations and comprehensive loss for the three months ended September 30, 2019 consist of the condensed consolidated balances and activity of Cyclerion as prepared on a stand-alone basis. The Company’s condensed consolidated and combined statements of operations and comprehensive loss and statements of cash flows for the nine months ended September 30, 2019 have been prepared on a “carve out” basis.

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

The Company has experienced negative operating cash flows for all historical periods presented. The Company expects these losses to continue into the foreseeable future as the Company continues the development and clinical testing of its product candidate IW-6463, and its discovery research programs. On April 2, 2019, the Company received gross proceeds of $175 million (net proceeds of approximately $165 million) from the 2019 Equity Private Placement. On July 29, 2020, the Company received proceeds of approximately $24.3 million from the 2020 Equity Private Placement.

After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash and cash equivalents as of September 30, 2020, the Company did not identify conditions or events that would raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies to the consolidated and combined financial statements contained in the Company’s 2019 annual report on Form 10-K. The Company includes herein certain updates to those policies.

Leases

The Company has a property lease for its headquarters location at 301 Binney Street, Cambridge, MA (the “Head Lease”). The Company determines if an arrangement is a lease at the inception of the contract. The asset component of the Company’s operating leases is recorded as operating lease right-of-use (“ROU”) assets, and the liability component is recorded as current portion of operating lease liabilities and operating lease liabilities, net of current portion, in the Company’s consolidated balance sheets.

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

On October 18, 2019, the Company entered into an agreement to sublease 15,700 rentable square feet of its Head Lease to a subtenant (the “Sublease Agreement”). Sublease income is recognized on straight-line basis over the term of the sublease agreement and is recorded net of the related rent expense from the Head Lease within interest and other income, net in the condensed consolidated and combined statements of operations and comprehensive loss. In sublease agreements that contain non-monetary consideration, the Company estimates the fair market value of the non-monetary consideration received using market data and recognizes it on a straight-line basis over the sublease term. Variable lease consideration that does not depend on an index or rate is allocated to a non-lease component and is recognized over time in accordance with the pattern of transfer. No modification or impairment was deemed to have occurred by entering into the sublease agreement because the Company was not released, either fully or in part, from its obligations under the Head Lease. See Note 8, Leases.

On February 28, 2020 the Company entered into an amendment to its Head Lease at 301 Binney Street in Cambridge, Massachusetts (the “Lease Amendment”). The Lease Amendment provided for the partial termination of the Company's rights and obligations with respect to a portion of the leased premises of approximately 40,000 rentable square feet. The Company will continue to lease approximately 74,000 rentable square feet under terms of the amended lease. The Lease Amendment was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification and the Company recorded a gain of approximately $2.1 million as a component of operating expenses for the three months ended March 31, 2020. No impairment of the ROU asset was deemed to have occurred. See Note 8, Leases.

On September 15, 2020, the Company entered into an amendment to its Head Lease at 301 Binney Street in Cambridge, Massachusetts (the “Second Lease Amendment”). The Second Lease Amendment provided for the partial termination of the Company's rights and obligations with respect to a portion of the leased premises of approximately 17,000 rentable square feet (the “Surrender Space”). The Surrender Space includes the 15,700 rentable square feet being subleased by the Company to a subtenant. The Company will continue to lease approximately 57,000 rentable square feet under terms of the amended lease. The Second Lease Amendment was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification and the Company recorded a loss of approximately $0.4 million as a component of operating expenses for the three months ended September 30, 2020. No impairment of the ROU asset was deemed to have occurred. See Note 8, Leases.

On September 15, 2020, concurrent with the execution of the Second Lease Amendment, the Company entered into an agreement with its subtenant to terminate the Sublease Agreement of approximately 15,700 rentable square feet (“the Sublease Termination Agreement”). Under the terms of the Sublease Termination Agreement, the former subtenant is obligated to provide licensed rooms and services to the Company free of charge through the original sublease term. Upon termination of the sublease, the Company recognized sublease termination income of approximately $3.1 million related to the prepaid rooms and services, and wrote off the remaining indirect costs from the sublease of approximately $0.2 million, in the condensed consolidated and combined statements of operations and comprehensive loss. See Note 8, Leases.

Paycheck Protection Program Loan

On April 21, 2020, the Company received loan proceeds in the amount of approximately $3.5 million pursuant to a promissory note agreement (the “Promissory Note”) with a bank under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Promissory Note has a loan maturity of April 20, 2022, a stated interest rate of 1.0% per annum, and has payments of principal and interest that are due monthly after an initial six-month deferral period where interest accrues, but no payments are due. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment when due and breaches of representations. The Company may prepay the principal of the Promissory Note at any time without incurring any prepayment charges. The loan is subject to all the terms and conditions applicable under the PPP and is subject to review by the Small Business Association (the “SBA”) for compliance with program requirements, including the Company’s certification that the current economic uncertainty made the PPP loan request necessary to support ongoing operations. On October 2, 2020, the SBA issued procedural guidance with respect to PPP loans and changes in ownership and the Company believes that it is compliant with respect to the 2020 Equity Private Placement and the ATM Offering.

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

The loan’s principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to certain limitations, and that the Company maintains its payroll levels over a twenty-four-week period following the loan date. The loan forgiveness amount may be reduced if the Company terminates employees or reduces salaries during the twenty-four-week period. The Company believes that it has used the proceeds for eligible purposes consistent with the provisions of the PPPFA. However, there can be no assurance that any portion of the loan will be forgiven and that we will not have to repay the loan in full.

As the legal form of the Promissory Note is a debt obligation, the Company is accounting for it as debt under Accounting Standards Codification (ASC) 470, Debt and recorded an initial short-term liability of $3.5 million in the condensed consolidated balance sheet upon receipt of the loan proceeds. The Company is accruing interest over the term of the loan and is not imputing additional interest at a market rate because the guidance on imputing interest in ASC 835-30, Interest excludes transactions where interest rates are prescribed by a government agency. A de minimis amount of interest expense has been recognized within interest and other income, net in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and a de minimis amount of interest expense has been accrued within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2020. If any amount of the loan is ultimately forgiven, income from the extinguishment of debt would be recognized as a gain on loan extinguishment in the consolidated statement of operations and comprehensive loss.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the condensed consolidated and combined financial statements, the Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2020 that had a material effect on its condensed consolidated and combined financial statements.

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

Under the Transition Services Agreements, the Company provides certain services to Ironwood, and Ironwood provides certain services to the Company, each related to corporate functions such as finance, procurement, facilities and development for a period of up to two years from the date of the Separation, unless earlier terminated or extended by mutual agreement. These services are charged to and from Ironwood and are recorded as part of operating expenses. All services provided to and from the Company under the Transition

Services Agreements were completed as of March 31, 2020 and the agreements were terminated. The net charge to operating expenses for the Transition Services Agreements was de minimis for the three and nine months ended September 30, 2020 and was de minimis and $0.1 million for the three and nine months ended September 30, 2019, respectively.

Under the Development Agreement, the Company provides certain research and development services to Ironwood at mutually agreed upon rates and the amounts earned are recorded as revenue from related party. Such research and development activities are governed by a joint steering committee composed of representatives of both Ironwood and the Company. Ironwood and the Company have agreed that the Development Agreement will not be renewed beyond its initial term which ends on March 31, 2021. The Company recorded approximately $0.4 million and $2.2 million in revenue from related party for services provided under the Development Agreement for the three and nine months ended September 30, 2020, respectively, and recorded $1.4 million and $3.0 million for the three and nine months ended September 30, 2019, respectively.

In accordance with the Separation Agreement, there were certain other transactions and adjustments post-Separation between the Company and Ironwood. During the three and nine months ended September 30, 2020, the Company recorded approximately $0.6 million and $0.7 million in general and administrative expense for the reimbursement of certain expenses to Ironwood in accordance with the Separation Agreement. During the three months ended September 30, 2019, Cyclerion paid Ironwood approximately $1.3 million associated with tenant improvement reimbursement provisions. The total amount due from Ironwood at September 30, 2020 and December 31, 2019 was approximately $0.4 million and $1.5 million, respectively, primarily from the Development Agreement, and is reflected as related party accounts receivable. There was approximately $0.1 million due to Ironwood at September 30, 2020 and December 31, 2019, respectively.

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

Other Related Party Transactions

During the three and nine months ended September 30, 2020, the Company recorded approximately $0.4 million and $1.0 million, respectively, of research and development costs to a related party which it engaged to provide research and development transaction support services. The entity became a related party when Mark Currie, the Company’s President, joined its board in January 2020. There was approximately $0.4 million and a de minimis amount due to the related party at September 30, 2020 and December 31, 2019, respectively.

4. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables presents information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements as of September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$65,827	$—	$—	$65,827
Cash equivalents	$65,827	$—	$—	$65,827

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$93,859	$—	$—	$93,859
Cash equivalents	$93,859	$—	$—	$93,859

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Laboratory equipment	$12,288	$14,505
Software	2,261	2,232
Construction in progress	5	915
Computer and office equipment	1,547	1,890
Leasehold improvements	14,859	13,673
Property and equipment, gross	30,960	33,215
Less: accumulated depreciation and amortization	(20,780)	(21,602)
Property and equipment, net	$10,180	$11,613

As of September 30, 2020, and December 31, 2019, the Company’s property and equipment was primarily located in Cambridge, Massachusetts.

Depreciation and amortization expense of the Company’s property and equipment was approximately $0.6 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $1.8 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively. The Company recorded a net loss on disposal of property and equipment of a de minimis amount and $0.2 million for the three and nine months ended September 30, 2020, respectively, recognized within operating expenses in the condensed consolidated and combined statements of operations and comprehensive loss. Leasehold improvements of $1.5 million were put into service in the nine months ended September 30, 2020, of which $0.9 million was included in construction in progress as of December 31, 2019.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued incentive compensation	$2,598	$3,767
Salaries	1,024	1,730
Accrued vacation	768	969
Professional fees	872	441
Accrued severance and benefit costs	—	2,009
Other	343	404
Accrued expenses and other current liabilities	$5,605	$9,320

7. Commitments and Contingencies

Other Funding Commitments

As of September 30, 2020 and December 31, 2019, the Company had several ongoing studies in various clinical trial stages. The Company’s most significant clinical trial expenditures are related to contract research organizations. These contracts are generally cancellable, with notice, at the Company’s option and do not have any significant cancellation penalties.

Guarantees

On September 6, 2018, Cyclerion was incorporated in Massachusetts and its officers and directors are indemnified for certain events or occurrences while they are serving in such capacity. Prior to the Separation, the Company’s officers and directors were similarly indemnified under Delaware law.

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of September 30, 2020 and December 31, 2019.

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

On April 1, 2019, the Company entered into the Head Lease, a direct operating lease for its existing premises located at 301 Binney Street, Cambridge, MA consisting of approximately 114,000 rentable square feet of office and lab space on the first and second floors. The Head Lease is for a term of 123 months with two five-year extension options and certain expansion rights. The Head Lease includes a letter of credit, initially in the amount of $7.7 million, posted with the landlord as a security deposit, which is collateralized by a money market account recorded as restricted cash on the Company’s condensed consolidated balance sheets. Cyclerion has also entered into customary non-disturbance arrangements with the building landlord’s mortgagee and with the property ground lessor recognizing Cyclerion’s leasehold interest in this property.

The Head Lease provides for annual base rent of approximately $11.0 million in the first year, which increases on a yearly basis by 3.0% (subject to an abatement of base rent of approximately $2.7 million in the first year of the lease). The Company is obligated to pay the landlord for certain costs, taxes and operating expenses related to the premises, subject to certain exclusions; however, the Company has concluded that these payments are not in-substance fixed payments and therefore are not included in the calculation of the related lease liability and asset under ASC 842. Additionally, the Company has made the policy election to adopt the practical expedient to not separate lease components from non-lease components for the right-to-use asset class of office and laboratory space. This policy election results in the Company accounting for the lease component, the use of the premises, and the non-lease components, which include a property management fee, as a single lease component.

The Company recorded the liability associated with the Head Lease at the present value of the lease payments not yet paid, discounted using the discount rate for the Head Lease established at the commencement date. As the Head Lease does not provide an implicit rate, the Company had to estimate the incremental borrowing rate, or IBR, as of the commencement date. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The Company determined its IBR to be 10.9% at the time of the agreement, which was used to discount the remaining lease payments over the remaining lease term and recorded a lease liability of $71.3 million on April 1, 2019. This lease liability will be amortized over the remaining lease term in an amount equal to the difference between the cash rent paid and the monthly interest calculated on the remaining lease liability.

The Company had a tenant improvement allowance from the landlord of approximately $2.3 million for certain permitted costs related to the buildout of the premises. The Company is deemed to be the owner of these tenant improvements during the lease term. These $2.3 million of improvements are included in the Company’s property, plant and equipment balances in its consolidated balance sheets as of September 30, 2020 and December 31, 2019 and are depreciated over the shorter of their useful life or the related lease term. The Company received the payment for the tenant allowance in the third quarter of 2019.

On April 1, 2019, the Company recorded a right-of-use asset in the amount $71.3 million. The right-of-use asset is being amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability.

On February 28, 2020 the Company entered into an amendment to our Head Lease at 301 Binney Street in Cambridge, Massachusetts. The Lease Amendment provides for the partial termination of the Company’s rights and obligations with respect to a portion of the leased premises of approximately 40,000 rentable square feet. The Company will continue to lease approximately 74,000 square feet including the area covered by the subleased premise, discussed below. The Company reduced its remaining lease payments through June 2029 by approximately $41.9 million. In connection with the Lease Amendment, the Company paid $6.3 million for a termination fee and $0.2 million for other initial direct costs, which will be deferred and recognized over the remaining lease term. The Company’s security deposit was reduced by approximately $2.7 million to approximately $5.0 million.

The Lease Amendment was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification of 9.7%, which resulted in a reduction of the ROU asset of $21.4 million and a reduction in the operating lease liabilities of $23.5 million. The Company recorded the resulting gain of approximately $2.1 million as a component of operating expenses in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2020.

On September 15, 2020 the Company entered into the Second Lease Amendment to our Head Lease at 301 Binney Street in Cambridge, Massachusetts. The Second Lease Amendment provides for the partial termination of the Company’s rights and obligations with respect to a portion of the leased premises of approximately 17,000 rentable square feet. The Surrender Space includes 15,700 rentable square feet being subleased by the Company to a subtenant. The Company will continue to lease approximately 57,000 square feet of space. The Company reduced its remaining lease payments through June 2029 by approximately $16.9 million. The Company paid no termination or other initial direct costs related to the execution of the Second Lease Amendment. The Company’s security deposit was reduced by approximately $1.2 million to approximately $3.8 million, which is classified as restricted cash on the Company’s condensed consolidated balance sheet as of September 30, 2020.

The Second Lease Amendment was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification of 6.1%, which resulted in a reduction of the ROU asset of $5.9 million and a reduction in the operating lease liabilities of $5.5 million. The Company recorded the resulting loss of approximately $0.4 million as a component of operating expenses in the condensed consolidated statement of operations and comprehensive loss.

The Company has an operating lease right-of-use asset of approximately $44.4 million and $68.1 million related to the amended Head Lease recorded in its condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. The Company has current operating lease liabilities of approximately $3.1 million and $3.4 million, and noncurrent operating lease liabilities of approximately $39.8 million and $70.5 million, related to the amended Head Lease recorded in its condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

Lease cost is recognized on a straight-line basis over the lease term. For the three and nine months ended September 30, 2020, the Company recognized a total of approximately $2.0 million and $6.9 million, respectively, of total lease costs. Variable lease costs not subject to an index or rate are recognized as incurred. For the three and nine months ended September 30, 2020, the Company recognized a total of approximately $0.4 million and $1.9 million, respectively, of variable lease costs related to the Head Lease, as amended.

Supplemental cash flow information related to leases for the nine months ended September 30, 2020 is as follows:

Nine Months Ended September 30, 2020
Decrease in right-of-use assets related to lease modifications	$27,333
Decrease in operating lease liabilities due to lease modifications	$29,002
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$6,076
Weighted-average remaining lease term of operating leases (in years)	8.8
Weighted-average discount rate of operating leases	6.1%

On March 31, 2019, the Company entered into a short-term sublease of approximately 24,000 rentable square feet with Ironwood to provide temporary working space for a portion of its workforce while the buildout of the Company’s new premises was being completed. The sublease was for an initial one-month term with several one-month extension options. The Company subleased the space for approximately 1.5 months, vacating the space and terminating the sublease in mid-May 2019. The Company incurred $0.2 million in rent expense related to the sub-lease for the nine months ended September 30, 2019.

On October 18, 2019, the Company entered into an agreement with a third party to sublease 15,700 rentable square feet of its lease premises under the Head Lease. The sublease was scheduled to expire on June 30, 2029, unless earlier terminated in accordance with the sublease agreement, and has no extension options. The sublease provides for annual base rent of approximately $1.5 million in the first year, which increases on a yearly basis by 3.0% (subject to an abatement of base rent of approximately $0.7 million for the first six months of the sublease). As part of the consideration for the sublease, the sublessee agreed to provide licensed rooms and services within the sublease premises to the Company over the sublease term free of charge. In addition, the sublessee is responsible for its pro rata share of certain costs, taxes and operating expenses related to the subleased space, the consideration for which is variable and is based on the actual operating costs of the lessor. The Company allocated the total consideration in the sublease agreement between the lease and non-lease components in the contract based on their relative standalone prices. The Company determined that the variable consideration relates exclusively to non-lease components and will be recognized as incurred. The sublease included an initial security deposit of $0.5 million, which was provided by the sublessee in the form of a letter of credit, and an additional security deposit of $0.4 million within nine months of the sublease commencement.

On September 15, 2020, concurrent with execution of the Second Lease Amendment, the Company entered into the Sublease Termination Agreement to terminate its sublease of 15,700 rentable square feet. Under the terms of the Sublease Termination Agreement, the subtenant is relieved of its obligation to provide future cash rental payments to the Company. The agreements requiring the former subtenant to provide licensed rooms and services to the Company free of charge through the original sublease term survived the sublease termination. The Company expects to receive the benefit of the licensed rooms and services beginning in the third quarter of 2021. The letter of credit security deposit related to the sublease was released.

The Company determined that the Sublease Termination Agreement constitutes a non-monetary exchange under ASC 845 Nonmonetary Transactions (“ASC 845”) where, in return for the free rooms and the services, the Company agreed to terminate its rights and obligations under the sublease agreement. In accordance with ASC 845, the Company determined that the accounting for the transaction should be based on the fair value of assets or services involved. The Company estimated the fair value of the rooms and services to be approximately $1.5 million and $2.9 million, respectively. Accordingly, prepaid rooms and services of $4.4 million were recorded upon the sublease termination, of which $1.5 million is recorded in other current assets and $2.9 million is recorded in other assets in the condensed consolidated balance sheets as of September 30, 2020. Termination fee income of $3.1 million was recognized related to the rooms and services, after considering the rent receivable balance of $1.3 million outstanding from the subtenant. The remaining unamortized direct costs of $0.2 million were written off. The effects of the Sublease Termination Agreement are recorded within sublease termination income, net in the condensed consolidated and combined statements of operations and comprehensive loss.

The Company determined that the licensed rooms represent a lease under ASC 842. Once the Company obtains control of the rooms, the prepaid rooms balance will be reclassified from other assets to a ROU asset, and the related lease expense will be recorded on a straight-line basis over the lease term. The Company determined that the licensed services represent a non-lease component, which will be recognized separately from the lease component for this asset class. The expense related to the licensed services will be recognized on a straight-line basis over the period the services are received. Both the lease expense and services expense will be recognized as a component of research and development costs in the condensed consolidated and combined statements of operations and comprehensive loss.

For the three and nine months ended September 30, 2020, gross sublease income of $0.4 million and $1.5 million, respectively, and net sublease income of approximately $0.1 million and $0.3 million, respectively, was recorded in interest and other income, net in the condensed consolidated and combined statements of operations and comprehensive loss.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of September 30, 2020 are as follows:

Operating Lease Payments
2020 (remaining three months)	$1,335
2021	5,742
2022	5,908
2023	6,080
2024	6,256
2025 and thereafter	30,486
Total future minimum lease payments (receipts)	55,807
Less: present value adjustment	12,888
Operating lease liabilities at September 30, 2020	42,919
Less: current portion of operating lease liabilities	3,133
Operating lease liabilities, net of current portion	$39,786

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

The following table provides share-based compensation reflected in the Company’s condensed consolidated and combined statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,784	$2,192	$5,584	$6,774
General and administrative	2,012	2,756	6,200	8,386
	$3,796	$4,948	$11,784	$15,160

There were no stock options granted for the three months ended September 30, 2020. For the nine months ended September 30, 2020, the Company granted stock options to purchase an aggregate 270,846 shares at a weighted average grant date fair value of $2.15 per share.

As of September 30, 2020, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options held by Cyclerion’s employees is $16.5 million and the weighted average period over which that expense is expected to be recognized is 2.39 years.

As of September 30, 2020, the unrecognized share-based compensation expense related to stock options containing market conditions held by Cyclerion’s employees is $0.3 million, which is expected to be recognized over a weighted-average period of 3.6 years.

As of September 30, 2020, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested RSUs held by the Company’s employees is 3.8 million and the weighted-average period over which that expense is expected to be recognized is 2.01 years.

10. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss (in thousands)	$(18,812)	$(27,317)	$(58,574)	$(96,953)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	32,096	27,434	29,196	27,380
Net loss per share — basic and diluted	$(0.59)	$(1.00)	$(2.01)	$(3.54)

For both the three and nine months ended September 30, 2020 there were 7,439,901 shares of common stock related to stock options and 428,077 shares of common stock related to RSUs were excluded from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive.

Prior to April 1, 2019, there were no Cyclerion shares outstanding, as such, the shares outstanding immediately after the distribution and the 2019 Equity Private Placement were used to calculate the basic and diluted net loss per share for the nine months ended September 30, 2019.

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

Included in compensation expense is a de minimis amount and approximately $0.4 million related to the defined contribution 401(k) Savings Plan for the three and nine months ended September 30, 2020, respectively. Included in compensation expense for employees that are directly attributable to Cyclerion is approximately $0.1 million and $0.5 million for the three and nine months ended September 30, 2019, respectively.

12. 2019 Workforce Reduction

On October 30, 2019, the Company began a reduction of its current workforce by approximately thirty (30) full-time employees in order to align its resources with its ongoing clinical and preclinical programs, innovation strategy and partnering work. The total one-time costs related to the 2019 workforce reduction were approximately $3.0 million. The workforce reduction was substantially completed during the year ended December 31, 2019, in which the Company recorded approximately $2.8 million of severance and benefits costs. The workforce reduction was finalized during the three months ended March 31, 2020, in which the Company recorded approximately $0.2 million in additional severance and benefits costs.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the nine months ended September 30, 2020 (in thousands):

	Amounts accrued at December 31, 2019	Charges	Amount paid	Adjustments	Amounts accrued at September 30, 2020
October 2019 workforce reduction	$2,009	$158	$2,137	$(30)	$0
Total	$2,009	$158	$2,137	$(30)	$0

13. Subsequent Events

The Company intends to focus on developing treatments for serious CNS diseases and will direct its investments to its current priorities, including the ongoing MELAS study, the planned ADv study and further characterization of IW-6463 novel pharmacology. On November 5, 2020, the Company began a reduction of its current workforce by approximately 48 full-time employees to align its resources with these priorities. The reduction will take place primarily during the fourth quarter of 2020 and is expected to be completed by the end of the first quarter of 2021. The Company estimates that it will incur aggregate charges in connection with the workforce reduction of approximately $5.0 million for employee severance and benefit costs, nearly all of which are expected to result in cash expenditures. The Company also intends to exit its current laboratory and office facilities in early 2021.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing innovative medicines for people with serious diseases of the CNS, including cognitive and neurodegenerative disorders. Our current lead asset, IW-6463, is a pioneering CNS-penetrant sGC stimulator in clinical development for MELAS and ADv. sGC stimulators are small molecules that act synergistically with nitric oxide on sGC to boost production of cyclic guanosine monophosphate, or cGMP. cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions in the CNS including blood flow and vascular dynamics, inflammatory and fibrotic processes, bioenergetics, metabolism and neuronal function.

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

In addition, in connection with the Separation, on April 1, 2019, we entered into a Development Agreement, an Ironwood Transition Services Agreement, a Cyclerion Transition Services Agreement and an Intellectual Property License Agreement with Ironwood. All services provided to and from the Company under the Transition Services Agreements were completed as of March 31, 2020 and the agreements were terminated. Ironwood and the Company have agreed that the Development Agreement will not be renewed beyond its initial term which ends on March 31, 2021.

On April 2, 2019, we issued 11,817,165 shares of our common stock, in the 2019 Equity Private Placement to accredited investors for gross proceeds of $175 million (net proceeds of approximately $165 million).

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

The core of our portfolio is IW-6463, an orally administered CNS-penetrant sGC stimulator that is being developed as a symptomatic and potentially disease modifying therapy for serious CNS diseases. Nitric oxide is one of several fundamental neurotransmitters, but it has not yet been leveraged for its full CNS therapeutic potential. IW-6463 stimulates sGC, a signaling enzyme that responds to the presence of NO, to enhance the body’s natural ability to produce cyclic guanosine monophosphate (cGMP), an important signaling molecule. An impaired NO-sGC-cGMP signaling pathway is believed to play an important role in the pathogenesis of neurodegenerative diseases and is critical to basic neuronal functions. Agents that stimulate sGC to produce cGMP may compensate for deficient NO signaling.

In January 2020, we announced positive Phase 1 study results that provided the foundation for continued development of IW-6463. The Phase 1 healthy participant study results indicate that IW-6463 was well tolerated. Pharmacokinetic (PK) data, obtained from both blood and cerebral spinal fluid, support once-daily dosing with or without food and demonstrated IW-6463 penetration of the blood-brain-barrier at levels expected to be pharmacologically active.

In October 2020, we announced positive topline results from our IW-6463 Phase 1 translational pharmacology study. Treatment with IW-6463 in this 15-day 24-subject crossover study confirmed and extended results seen in earlier Phase 1 studies: once daily oral treatment demonstrated desired CNS exposure, blood-brain-barrier penetration and target engagement. Results also showed statistically significant improvements in neurophysiological and objective performance measures associated with age-related cognitive decline and neurodegenerative diseases. IW-6463 was shown to be safe and generally well-tolerated. Significant effects on cerebral blood flow and markers of bioenergetics were not observed in this study of healthy elderly participants. We believe that these results, together with preclinical data, support continued development of IW-6463 as a potential new medicine for serious CNS diseases.

We will soon begin enrolling our IW-6463 Phase 2 clinical trial in Mitochondrial Encephalomyopathy, Lactic acidosis, and Stroke-like episodes (MELAS). In the coming months, we will use the findings of the translational pharmacology study, in addition to observations from the previous Phase 1 study, to inform further clinical development activities, including the initiation of a planned Phase 2 clinical trial in Alzheimer’s disease with vascular pathology (ADv) in H1 2021, as well as explore other potential indications.

Non-core assets in our portfolio are:

Olinciguat, an orally administered, once-daily, vascular sGC stimulator. Olinciguat was evaluated in the STRONG-SCD study, a randomized, placebo-controlled, dose-ranging Phase 2 study of 70 participants with sickle cell disease designed to evaluate safety, tolerability, and pharmacokinetics of olinciguat, compared to placebo, as well as to explore effects on daily symptoms and biomarkers of disease activity when dosed over a 12-week treatment period. On October 14, 2020, we announced topline results from this study, which did not demonstrate adequate activity to support further internal clinical development. We intend to complete analysis of the study results and present them or publish them in a future forum.

Praliciguat, an orally administered, once-daily systemic sGC stimulator that was evaluated in two Phase 2 proof-of-concept studies: a dose-ranging study in 156 adult patients with diabetic nephropathy, and a study in 196 adult patients with heart failure with preserved ejection fraction (HFpEF), CAPACITY-HFpEF. On October 30, 2019, we released topline results from these studies. The Company’s efforts to out-license rights to praliciguat have expanded to discussions beyond treatment of cardiometabolic disorders to include additional indications where sGC stimulators have demonstrated efficacy.

Discovery Research. We have ongoing discovery research work, focused primarily on further expanding the potential of sGC stimulation in CNS disorders.

The following table summarizes our research and development expenses and employee and facility related costs allocated to research and development expense, for the three and nine months ended September 30, 2020 and 2019. The product pipeline expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, which are presented by development candidate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Product pipeline external costs:
IW-6463	$1,502	$1,559	$4,339	$3,797
Olinciguat	2,012	2,891	6,273	10,794
Praliciguat	53	2,575	269	12,102
Discovery research	541	364	743	999
Total product pipeline external costs	4,108	7,389	11,624	27,692
Personnel and related internal costs	6,214	9,517	20,688	29,540
Facilities and other	3,381	5,389	12,010	17,226
Total research and development expenses	$13,703	$22,295	$44,322	$74,458

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

The successful development of our product candidates is highly uncertain and subject to a number of risks including, but not limited to:

•

The COVID-19 pandemic could affect our programs and operations in ways that are difficult to judge at this time, including our operations, clinical trials, corporate development activities and other activities. Cyclerion is working closely with its clinical trial sites and investigators to deliver its ongoing and planned trials in a manner consistent with the safety of study participants and healthcare professionals.

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

As a result of the factors listed in the “Risk Factors” section in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2019, our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020 and elsewhere in this Quarterly Report on Form 10-Q, we are unable to determine the duration and costs to complete current or future nonclinical and clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the data from the studies of each product candidate, the competitive landscape and ongoing assessments of such product candidate’s commercial potential.

General and Administrative Expense. General and administrative expense consists primarily of compensation, benefits and other employee-related expenses for personnel in our administrative, finance, legal, information technology, business development, and human resource functions. Other costs include the legal costs of pursuing patent protection of our intellectual property, general and administrative related facility costs, insurance costs and professional fees for accounting and legal services. Certain costs associated with our separation from Ironwood are included in these expenses. We record all general and administrative expenses as incurred.

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

Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue from related party	$400	$1,398	$(998)	(71)%	$2,163	$3,026	$(863)	(29)%
Cost and expenses:
Research and development	13,703	22,295	(8,592)	(39)%	44,322	74,458	(30,136)	(40)%
General and administrative	8,033	7,119	914	13%	21,551	27,019	(5,468)	(20)%
(Gain) loss on lease modification	444	—	444	100%	(1,669)	—	(1,669)	100%
Total cost and expenses	22,180	29,414	(7,234)	(25)%	64,204	101,477	(37,273)	(37)%
Loss from operations	(21,780)	(28,016)	6,236	(22)%	(62,041)	(98,451)	36,410	(37)%
Sublease termination income, net	2,875	—	2,875	100%	2,875	—	2,875	100%
Interest and other income, net	93	699	(606)	(87)%	592	1,498	(906)	(60)%
Net loss	$(18,812)	$(27,317)	$8,505	(31)%	$(58,574)	$(96,953)	$38,379	(40)%

Revenue from related party. The decrease in revenue from related party of approximately $1.0 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 is the result of a decrease in services performed under the Development Agreement for Ironwood, which was entered into in connection with the Separation. The decrease in revenue from related party of approximately $0.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is due to a decrease in services provided in the current year as compared to the prior year, partially offset by the Company providing services to Ironwood for three quarters in 2020 compared to only two quarters post-Separation in 2019. Ironwood and the Company have agreed that the Development Agreement will not be renewed beyond its initial term which ends on March 31, 2021.

Research and development expense.  The decrease in research and development expense of approximately $8.6 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was driven by a decrease of approximately $3.3 million in salaries, stock-based compensation and other employee-related expenses primarily due to lower average headcount, a decrease of approximately $2.0 million of facilities and operating costs allocated to research and development primarily due to reductions in the Company’s total leased premises, and a net decrease of approximately $3.3 million in external research costs. The net decrease in external research costs was primarily due to decreases of approximately $2.5 million associated with the completion of two praliciguat phase 2 proof of concept studies, both of which reported top-line data on October 30, 2019, approximately $0.9 million associated with olinciguat primarily due to the STRONG-SCD study and approximately $0.1 million in IW-6463 studies, partially offset by an increase of approximately $0.2 million discovery research.

The decrease in research and development expense of approximately $30.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to decreases of approximately $8.8 million in salaries, stock-based compensation and other employee-related expenses primarily due to lower average headcount, approximately $5.2 million in facilities and operating costs allocated to research and development primarily due to reductions in the Company’s total leased premises, and approximately $16.1 million in net external research costs. The net decrease in external research costs was primarily due to decreases over the periods of approximately $11.8 million in praliciguat studies, approximately $4.5 million in olinciguat studies and approximately $0.3 million in discovery research, partially offset by an increase of approximately $0.5 million in IW-6463 studies.

General and administrative expense.  The increase in general and administrative expenses of approximately $0.9 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to an increase of approximately $1.5 million in professional fees supporting the Company’s financing activities, including the Shelf, the 2020 Equity Private Placement and the ATM Offering in the current year, a net increase of approximately $0.5 million for other operating and administrative expenses and approximately $0.4 million for patent filings, partially offset by a decrease of approximately $1.5 million in salaries, stock-based compensation and other employee-related expenses, due to lower average headcount.

The decrease in general and administrative expenses of approximately $5.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily driven by approximately $3.5 million of non-recurring outsourced professional services and other costs associated with the Separation recorded in the prior period and a decrease of approximately $3.5 million in salaries, stock-based compensation and other employee-related costs, primarily due to lower average headcount and the pre-Separation allocation from Ironwood recorded in the prior period, partially offset by an increase of approximately $1.5 million in professional fees supporting the Company’s financing activities in the current year, including the Shelf, the 2020 Equity Private Placement and the ATM Offering.

(Gain) loss on lease modification.  The loss on lease modification of $0.4 million recorded in the three months ended September 30, 2020 is related to the Second Lease Amendment to the Head Lease at 301 Binney Street in Cambridge, Massachusetts that was executed on September 15, 2020.

The gain on lease modification of $1.7 million recorded in the nine months ended September 30, 2020 is driven by a $2.1 million gain related to the Lease Amendment to the Head Lease at 301 Binney Street in Cambridge, Massachusetts that was executed on February 28, 2020, partially offset by a $0.4 million loss related to the Second Lease Amendment to the Head Lease at 301 Binney Street in Cambridge, Massachusetts that was executed on September 15, 2020.

Sublease termination income, net.  The sublease termination income, net of $2.9 million recorded in three and nine months ended September 30, 2020 represents the difference between the consideration received and the consideration given up related to the Sublease Termination Agreement that was executed on September 15, 2020.

Interest and other income, net.  Interest and other income, net decreased by approximately 0.6 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to a decrease of approximately $0.7 million in interest income driven by lower cash balances and lower interest rates, partially offset by an increase of approximately $0.1 million in net sublease income.

Interest and other income, net decreased by approximately 0.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to a decrease of approximately $1.2 million in interest income driven by a lower cash balances and lower interest rates, partially offset by an increase of approximately $0.3 million in net sublease income.

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

After the Separation on April 1, 2019, we raised approximately $165 million net of direct financing expenses with the closing of the 2019 Equity Private Placement on April 2, 2019.

On July 29, 2020, we closed on a private placement of 6,062,500 shares of our common stock, pursuant to a Common Stock Purchase Agreement, for total gross proceeds of approximately $24.3 million. There were no material fees or commissions related to the transaction. The Company intends to use the proceeds to fund working capital and other general corporate purposes.

On September 3, 2020, the Company entered into the Sales Agreement with Jefferies with respect to the ATM Offering under the shelf registration statement. Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. As of September 30, 2020, no shares have been issued or sold under the ATM Offering.

Our ability to continue to fund our operations and meet capital needs will depend on our ability to generate cash from operations and access to capital markets and other sources of capital, as further described below. We anticipate that our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures and other general corporate purposes.

On September 30, 2020, we had approximately $66.8 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

Going Concern

Based on our development plans and clinical stage patient testing and our timing expectations related to the progress of our discovery research programs, we expect that our existing cash and cash equivalents as of September 30, 2020 will be sufficient to fund our planned operating expenses and capital expenditure requirements at least into the fourth quarter of 2021, excluding net cash flows from potential business development activities. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the years ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Net cash used in operating activities	$(58,449)	$(80,052)	$21,603	(27)%
Net cash used in investing activities	$(1,418)	$(6,615)	$5,197	(79)%
Net cash provided by financing activities	$27,931	$211,426	$(183,495)	(87)%

Cash Flows from Operating Activities

Net cash used in operating activities was $58.4 million for the nine months ended September 30, 2020 compared to $80.1 million for the nine months ended September 30, 2019. The decrease in net cash used in operations of $21.6 million primarily relates to a decrease in our net loss of $38.4 million, partially offset by the payment of a $6.3 million termination fee related to the Head Lease modification in the current year, a decrease of stock-based compensation and other non-cash items of $3.4 million, the recording of non-cash sublease termination income, net of $2.9 million in the current year, an increase in the cash used by our working capital accounts of $2.5 million, and the recording of a non-cash gain on lease modification of $1.7 million in the current year.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2020 compared to $6.6 million for the nine months ended September 30, 2019. The decrease in net cash used in investing activities of $5.2 million was primarily from a decrease in purchases of property and equipment, primarily leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $27.9 million, resulting from the cash received from the 2020 Equity Private Placement of $24.3 million, proceeds from the short-term note payable of $3.5 million and proceeds from the purchases of shares under the ESPP and other stock plans. Cash provided by financing activities for the nine months ended September 30, 2019 was $211.4 million, resulting from the net cash proceeds received from the 2019 Equity Private Placement of $164.6 million, the cash transferred to us from Ironwood based on changes in our cash used for operations prior to the Separation of $46.4 million and proceeds from the purchases of shares under the ESPP and other stock plans of $0.4 million.

Debt – Paycheck Protection Program

On April 21, 2020, we received loan proceeds in the amount of approximately $3.5 million pursuant to a promissory note agreement (the “Promissory Note”) with a bank under the Paycheck Protection Program (“PPP”), of which certain key terms were adjusted by the Paycheck Protection Program Flexibility Act (“PPPFA”). The Promissory Note has an initial loan maturity of April 20, 2022, a stated interest rate of 1.0% per annum, and has payments of principal and interest that are due monthly after an initial deferral period where interest accrues, but no payments are due. Under the PPPFA, the initial deferral may be extended from six up to ten months and the loan maturity may be extended from two to five years. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment when due and breaches of representations. We may prepay the principal of the Promissory Note at any time without incurring any prepayment charges. The loan is subject to all the terms and conditions applicable under the PPPFA and is subject to review by the Small Business Association for compliance with program requirements.

The loan’s principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to certain limitations, and that we maintain our payroll levels over a twenty-four-week period following the loan date. The loan forgiveness amount may be reduced if we terminate employees or reduce salaries during the twenty-four-week period. We believe that we have used the proceeds for eligible purposes consistent with the provisions of the PPPFA. However, the Company cannot assure at this time that the loan under the Promissory Note will be forgiven partially, or in full.

Funding Requirements

We expect our expenses to fluctuate as we advance the preclinical activities and clinical trials of our product candidates.

We believe that our existing cash and cash equivalents as of September 30, 2020 will enable us to fund our planned operating expenses and capital expenditure requirements at least into the fourth quarter of 2021 excluding net cash flows from potential business development activities. We based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the many risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our expenses will fluctuate, and our future funding requirements will depend on, and could increase or decrease significantly as a result of many factors, including the:

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2020, we had no uncertain tax positions.

Other Funding Commitments

As of September 30, 2020, we had, and continue to have, several ongoing studies in various clinical trial stages. Our most significant clinical trial spending is with clinical research organizations, or CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any significant cancellation penalties.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated in our Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020.

There have been no material changes to the risk factors described therein, except as set forth below.

We are currently pursuing clinical development activities for IW-6463. Research and development of biopharmaceutical products is inherently risky. We may encounter substantial delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities in the development of IW-6463 to treat patients with serious diseases of the central nervous system.

Our business depends heavily on the successful development, clinical testing, regulatory approvals and commercialization of our lead product candidates. On October 14, 2020, we announced topline results from our Phase 1 translational pharmacology study of IW-6463, the first sGC stimulator in clinical development for CNS disorders, which supported the ongoing development of IW-6463 in serious CNS diseases. The Company also announced its focus on discovering, developing and commercializing innovative medicines for people with serious diseases of the CNS. Although we have several product candidates, IW-6463 is the only product candidate we are now developing internally. IW-6463, and any of our other current or potential product candidates, will require regulatory approvals based on substantial additional development and testing prior to commercialization.

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical and clinical studies that our product candidates are both safe and effective for use in each target indication. Each product candidate must demonstrate an adequate benefit-risk profile for its intended use in its intended patient population. In some instances, significant variability in safety or efficacy appear in different clinical studies of the same product candidate due to numerous factors, including changes in study protocols, differences in the number and characteristics of the enrolled study participants, variations in the dosing regimen and other clinical study parameters or the dropout rate among study participants. Product candidates in later stages of clinical studies often fail to demonstrate adequate safety and efficacy despite promising preclinical testing and early clinical studies. Companies in the biopharmaceutical industry often suffer significant setbacks in later-stage clinical studies; most product candidates that begin clinical studies are never approved for commercialization by regulatory authorities. Favorable results in earlier stage trials, such as the topline results from IW-6463’s Phase 1 translational pharmacology study may not be replicated in later stage trials. If we fail to produce positive results in our clinical trials of IW-6463, the development timeline, regulatory approval and commercialization prospects of IW-6463 and, correspondingly, our business and financial prospects, would be materially adversely affected.

A pandemic, epidemic or outbreak of infectious disease, such as COVID-19, has the potential to disrupt our business, including our clinical development activities, and its effect on our business is difficult to judge at this time.

A novel strain of coronavirus (COVID-19) reached pandemic levels and has seen resurgences. Many nations, including the United States, continue to implement stay-at-home orders and travel restrictions to contain the coronavirus outbreak which, along with other related mitigation measures, may limit our ability to access patients and physicians at certain local clinical centers that are participating in these development activities. To a limited extent, the pandemic delayed and disrupted our recently completed studies.

We may face difficulties enrolling patients in our planned and future clinical trials if the patient populations that are eligible for our clinical trials are affected by the coronavirus. COVID-19 restrictions at trial sites could delay our clinical studies. In addition, if the patients enrolled in our clinical trials become infected with COVID-19, we may have more adverse events and deaths in our clinical trials as a result. Vulnerable patients, including patients with serious diseases of the CNS, such as the patients enrolling in our clinical trials, may be at a higher risk of contracting COVID-19 and may experience more severe symptoms from the disease, adversely affecting our chances for regulatory approval or requiring further clinical studies Furthermore, the extent to which the pandemic hinders access to facilities, procurement of resources, raw materials or components necessary for research studies or preclinical or clinical development is not fully predictable. Delays and disruptions from the pandemic may increase our capital needs while potentially interfering with our access to capital.

Item 5. Other Information

The Company intends to focus on developing treatments for serious CNS diseases and will direct its investments to its current priorities, including the ongoing MELAS study, the planned ADv study and further characterization of IW-6463 novel pharmacology. On November 5, 2020, the Company began a reduction of its current workforce by approximately 48 full-time employees to align its resources with these priorities. The reduction will take place primarily during the fourth quarter of 2020 and is expected to be completed by the end of the first quarter of 2021. The Company estimates that it will incur aggregate charges in connection with the workforce reduction of approximately $5.0 million for employee severance and benefit costs, nearly all of which are expected to result in cash expenditures. The Company expects to realize annual cash savings of approximately $10.0 million from the reduction in workforce.

The Company also announced that it intends to exit its current laboratory and office facilities in early 2021, from which it expects annual cash savings of approximately $10.0 million.

Dr. Mark Currie, the Company’s President and Chief Scientific Officer (“CSO”), will transition at year end to become a senior advisor. On November 2, 2020, the Company received notice of Dr. Currie’s interest in that transition. Dr. Currie will continue to assist the Company on scientific and strategic matters related to the development of the CNS portfolio. Dr. Andreas Busch, Chief Innovation Officer, will effective immediately assume Dr. Currie’s CSO responsibilities while Dr. Currie continues as President through year end.

Item 6. Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1

Open Market Sale AgreementSM, dated September 3, 2020, by and between Cyclerion Therapeutics, Inc. and Jefferies LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 3, 2020).

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

Date: November 5, 2020