Form 10-K
period 2020-12-31
Cyclerion Therapeutics, Inc.
filed 2021-02-25
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-38787

CYCLERION THERAPEUTICS, INC.

(Exact Name of registrant as specified in its charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	83-1895370 (I.R.S. Employer Identification No.)
245 First Street, 18th Floor, Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip Code)

(857) 327-8778

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	CYCN	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $160.2 million, computed using the closing price on that day of $5.91.

As of February 18, 2021, there were 34,054,704 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching and commercializing our product candidates, including CY6463;
•	the COVID-19 pandemic affecting our clinical trials and other operating activities;
•	our relationships with third parties, collaborators and our employees;
•	our ability to execute our strategic priorities;
•	our ability to finance our operations and business initiatives;
•	our ability to out-license praliciguat;
•	the impact on our business of workforce and expense reduction initiatives;
•	our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies;
•	the safety profile and related adverse events of our product candidates;
•	the efficacy and perceived therapeutic benefits of our product candidates, their potential indications and their market potential;
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

You should refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

You should read this report and the documents that we reference in this report, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Unless the context requires otherwise, references in this report to “Cyclerion,” the “Company,” “we,” “us,” and “our” refer to Cyclerion Therapeutics, Inc. and, where appropriate, our consolidated subsidiaries.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company on a mission to develop treatments for serious central nervous system (CNS) diseases through the discovery, development and commercialization of innovative medicines. Our lead asset, CY6463 (previously known as IW-6463), is a pioneering, CNS-penetrant, soluble guanylate cyclase (sGC) stimulator that is currently in clinical development for Mitochondrial Encephalomyopathy, Lactic Acidosis and Stroke-like episodes (MELAS) and Alzheimer's disease with vascular pathology (ADv). sGC stimulators are small molecules that act synergistically with nitric oxide (NO) as positive allosteric modulators on sGC to boost production of cyclic guanosine monophosphate, or cGMP. cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions in the CNS including neuronal function, neuroinflammation, cellular bioenergetics, and vascular dynamics.

Cyclerion became an independent public company on April 1, 2019 after Ironwood Pharmaceuticals, Inc., or Ironwood, completed a tax-free spin-off of its sGC business, which we refer to herein as the Separation. We are led by an accomplished team, with a track record of discovering, developing and commercializing meaningful therapies for patients while creating value for stockholders and with a long history of experience in the NO-sGC-cGMP pathway and expertise in CNS.

CY6463 is the core of our CNS portfolio with ongoing clinical programs in MELAS and ADv. In addition, our next-generation program is focused on discovering new, differentiated CNS-penetrant sGC stimulator(s). Outside of our CNS portfolio, we have clinical-phase sGC stimulators, praliciguat and olinciguat, and discovery and preclinical-phase compounds. The non-CNS assets are outside our current strategic focus and any further development would occur externally, subject to our reaching an out-license agreement with a third-party partner.  The following table presents the status of CNS pipeline and development-phase non-CNS programs in our portfolio:

Pipeline

CNS
CY6463
MELAS
Discovery
IND Enabling
Phase 1
Phase 2
Phase 3
CY6463
ADv
Discovery
Undisclosed
Non-CNS
AVAILABLE FOR LICENSING
Praliciguat
Renal
Olinciguat
Vascular

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

Research and Development programs

CNS programs

CY6463 is an orally administered CNS-penetrant sGC stimulator that is being developed as a symptomatic and potentially disease-modifying therapy for serious CNS diseases. Nitric oxide-sGC-cGMP is a fundamental signaling network that is widely used in the nervous system. CY6463 enhances the brain’s natural ability to produce cGMP, an important second messenger in the CNS, by stimulating sGC, a key node in the NO-sGC-cGMP pathway. This pathway is critical to basic CNS functions, and deficient NO-sGC-cGMP signaling is believed to play an important role in the pathogenesis of neurodegenerative diseases. Agents that stimulate sGC to produce cGMP may compensate for deficient NO signaling.

On January 13, 2020, we announced positive results from our Phase 1 first-in-human study that provided the foundation for continued development of CY6463. The results from this study indicate that CY6463 was well tolerated. Pharmacokinetic (PK) data, obtained from both blood and cerebral spinal fluid (CSF), support once-daily dosing with or without food and demonstrated CY6463 penetration of the blood-brain-barrier with CSF concentrations expected to be pharmacologically active.

On October 14, 2020, we announced positive topline results from our CY6463 Phase 1 translational pharmacology study in healthy elderly participants. Treatment with CY6463 for 15 days in this 24-subject study confirmed and extended results seen in the earlier first-in-human Phase 1 study: once-daily oral treatment demonstrated blood-brain-barrier penetration with expected CNS exposure and target engagement. Results also showed significant improvements in neurophysiological and objective performance measures as well as in inflammatory biomarkers associated with aging and neurodegenerative diseases. CY6463 was safe and generally well tolerated in the study. Significant effects on cerebral blood flow and markers of bioenergetics were not observed in this study of healthy elderly participants. We believe that these results, together with nonclinical data, support continued development of CY6463 as a potential new medicine for serious CNS diseases.

We have initiated our CY6463 exploratory, open-label, Phase 2a clinical trial in adult participants with MELAS. We intend to use the findings of the translational pharmacology study, in addition to observations from the first-in-human Phase 1 study, to inform further clinical development activities, including the initiation of a planned Phase 2a clinical trial in ADv in mid-2021, as well as explore other potential indications. The ADv study will be supported in part by a grant from the Alzheimer's Association’s Part the Cloud-Gates Partnership Grant Program, which will provide Cyclerion with $2 million of funding over two years.

Our next-generation CNS program is focused on discovery of new sGC stimulators with, for example, greater CSF-to-plasma exposure and/or potentially differentiated patterns of CNS engagement relative to CY6463. Differentiated sGC stimulators will expand the potential of sGC stimulation for the treatment of disorders of the CNS.

Non-CNS assets

We have other assets that are outside of our current strategic focus. These non-core assets are not being internally developed at this time and are available for licensing to a third-party partner. Praliciguat is an orally administered, once-daily systemic sGC stimulator that was evaluated in two Phase 2 proof-of-concept studies for adult participants with diabetic nephropathy (DN) and heart failure with preserved ejection fraction (HFpEF). We released topline results from these studies in October 2019. Olinciguat is an orally administered, once-daily, vascular sGC stimulator that was evaluated in a Phase 2 study of participants with sickle cell disease. We released topline results from this study in October 2020. We also have discovery and pre-clinical phase compounds with targeted sGC stimulators.

Our Strategy

Our mission is to develop treatments for serious CNS diseases.  Key elements of our strategy include:

•	delivering results from an exploratory, open-label Phase 2a clinical trial in MELAS with CY6463 in mid-2021 that enable a go/no-go decision;
•	initiating a Phase 2 clinical trial in Alzheimer’s disease with vascular pathology (ADv) in mid-2021
•	identifying additional indications for clinical development where the scientific rationale is strong and the unmet need is high, creating a compelling opportunity
•	advancing our differentiated next-generation, CNS-penetrant, sGC stimulator program
•	completing an out-license of praliciguat and other non-CNS assets in in order to advance global development;
•	actively seeking partnerships when we believe doing so will offer the greatest risk-adjusted value for our shareholders and accelerate global patient access to our drugs;
•	leveraging our experienced team of individuals who have a passion for developing important new medicines for patients with serious CNS diseases; and
•	growing external CNS network of advisors and collaborators to augment our core team

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

We have seventeen issued U.S. patents, twenty-nine pending U.S. patents applications (of which eight are in the provisional stage), one pending Patent Cooperation Treaty, or PCT, application, and numerous foreign patents and pending patent applications. The PCT applications are filed under an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the 153 contracting states, followed by the process of entering national phase, which requires a separate application in each of the member states in which national patent protection is sought.

The technology underlying our sGC patents and pending patent applications has been developed by us and was not acquired from any in-licensing agreement. We own all of the issued patents and pending applications.

The intellectual property portfolios for our most advanced product candidates are summarized below.

CY6463 Patent Portfolio

Our patent portfolio includes two U.S. issued patents, seven pending US applications (of which three are in the provisional stage) and numerous foreign pending patent applications.

The two issued U.S. patents, US 10,858,363 and US 10,472,363 are directed to CY6463 and related compounds, and their pharmaceutical compositions thereof and will expire in 2037. The terms of these U.S. patents may be eligible for patent term extension as described below. One of the pending US patent applications is directed to methods of treating different types of neurodegenerative diseases and, if issued, will expire in 2037 or later. Another one of the pending U.S. patent applications is directed to methods of treating mitochondrial diseases with sGC stimulators, including CY6463 and, if issued, will expire in 2039 or later. Two additional pending U.S. patent applications are directed to solid forms and processes for the large scale synthesis of CY6463 and, if issued, will expire in 2039 or later.

Praliciguat Patent Portfolio

Our praliciguat patent portfolio includes six U.S. issued patents, eight pending U.S. patent applications, one PCT application, and numerous patents and pending patent applications in foreign jurisdiction.

One of the U.S. patents, US 9,481,689, which will expire in 2034, is directed to praliciguat and pharmaceutical compositions thereof. The term of this U.S. patent may be eligible for patent term extension as described below. Two other U.S. patents, US 8,748,442 and US 9,139,564, expire in 2031, and provide generic coverage of praliciguat and intermediates used in the preparation of praliciguat, respectively. A fourth U.S. patent, US 10,183,021 will expire in 2034 and is directed to the treatment of resistant hypertension with praliciguat or combinations of praliciguat and known anti-hypertensives. The fifth U.S. patent, US 209,639,308 will expire in 2034 and is directed to the treatment of diabetic nephropathy with praliciguat or combinations of praliciguat with other agents. The sixth U.S. patent, US 10,927,136 covers phosphorus prodrugs of praliciguat and will expire in 2037. A pending U.S. patent application, if issued, will expire in 2031 or later, and provides generic coverage for praliciguat.

We have a pending PCT and two U.S. applications directed to methods of treating diabetic nephropathy and other diseases with praliciguat, that if issued, will expire in 2037 or later. We have a pending U.S. application directed to a praliciguat formulation, that, if issued, will expire in 2036 or later. The remaining pending U.S. applications are directed to prodrugs of praliciguat, deuterated forms of praliciguat and processes and synthetic intermediates for preparing praliciguat that, if issued, will expire in 2037 or later.

Furthermore, we have three granted European patents, one expiring in 2031, another one in 2032 and the third one in 2034, each of them validated in multiple countries; two granted Japanese patents, one expiring in 2031 and the other in 2034; four granted Chinese patents, two expiring in 2031, one in 2032, and the third expiring in 2034; and fifteen issued patents in other foreign jurisdictions, eight of them expiring in 2031 and seven expiring in 2034. Some of these patents may be eligible for patent term extension depending on the jurisdiction. We also have numerous patent applications pending in foreign jurisdictions.

Olinciguat Patent Portfolio

Our olinciguat patent portfolio includes five U.S. issued patents, six pending U.S. patent applications and numerous patents and pending applications in foreign jurisdictions.

One of the U.S. patents, US 9,586,937, which will expire in 2034, is directed to olinciguat and pharmaceutical compositions thereof. The term of this U.S. patent may be eligible for patent term extension as described below. Two other U.S. patents, US 8,748,442 and US 9,139,564, expire in 2031, and provide generic coverage of olinciguat and intermediates used in the preparation of olinciguat, respectively. Another U.S. patent, US 10,517,874, which will expire in 2034 is directed to the treatment of SCD using olinciguat alone or in combinations with other therapeutic agents. The fifth U.S. issued patent, US 10,889,577, will expire in 2037 and is directed to polymorphs of olinciguat. A pending U.S. patent application, if issued, will expire in 2031 or later, and provides generic coverage for olinciguat.

The remaining pending U.S. patent applications are directed to other methods of use of olinciguat, deuterated forms of olinciguat, polymorphs of olinciguat and processes and synthetic intermediates for preparing olinciguat and, if issued, will expire in 2037 or later.

Furthermore, we have two granted European patents, one expiring in 2031 and the other in 2032, each of them validated in multiple countries; two granted Japanese patents, one expiring in 2031 and the other in 2034; three granted Chinese patents, two expiring in 2031 and another one in 2032; and nine issued patents in other foreign jurisdictions, eight of them expiring in 2031 and one expiring in 2034. We also have numerous pending patent applications in foreign jurisdictions. Some of these patents may be eligible for patent term extension or the foreign jurisdiction equivalent, depending on the jurisdiction.

Additional Intellectual Property

In addition to the patents and patent applications related to CY6463, praliciguat and olinciguat, we currently have six issued U.S. patents; six patents granted in foreign jurisdictions, including European patents that have each been validated in several countries; and a number of pending U.S. and foreign pending patent applications directed to other sGC stimulator molecules and uses thereof.

Patent Term

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application, assuming that all applicable maintenance or annuity fees are paid. In the United States, a patent's term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in that country, and the validity and enforceability of the patent.

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

Government Regulation

United States Regulation

The FDA regulates medical products, including prescription drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations. Products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including imposition of a clinical hold, refusal by the FDA to approve applications, withdrawal of an approval, import/export delays, issuance of warning letters and other types of enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, debarment, or civil or criminal investigations and penalties brought by the FDA, the Department of Justice, State Attorneys General, or other governmental entities.

The process required by the FDA before a drug may be approved and marketed in the United States generally involves the following:

•

completion of extensive nonclinical laboratory and animal studies conducted in accordance with applicable regulations, including Good Laboratory Practices, or GLP, regulations and applicable requirements for the humane use of laboratory animals;

•	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may commence;
•	approval by an independent IRB to proceed with initiating the clinical trial at each corresponding investigational site.
•

performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, GCPs and other clinical-trial related regulations to establish the safety and efficacy of the product for each proposed indication;

•	preparation and submission to the FDA of an NDA;
•

satisfactory completion of one or more FDA inspections such as pre-approval inspection(s) of the manufacturing facility or facilities at which the product, or components thereof, are made to assess compliance with current GMP;

•	payment of user fees for FDA review of the NDA; and
•	FDA acceptance, review and approval of the NDA, which may include an Advisory Committee review.

The development and approval process requires substantial time, effort and financial resources and the receipt and timing of any approval is uncertain.

Nonclinical and Clinical Trials in Support of an NDA

Before testing any drug product candidate in humans, the product candidate must undergo rigorous nonclinical testing. Nonclinical studies include laboratory evaluations of the product candidate, as well as in vitro and animal studies to assess the potential safety and efficacy of the product candidate. The conduct of nonclinical studies that determine the product safety information for administration to humans must comply with federal regulations and requirements, including GLP regulations. The sponsor must submit the results of the nonclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical study protocol, to the FDA as part of an IND, which must become effective before clinical trials in a given indication may be commenced. The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the content of the IND or the conduct of the proposed trial(s) as outlined in the IND prior to that time. In such a case, the IND sponsor must resolve any outstanding concerns with the FDA before the clinical trial(s) can proceed.

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

Clinical trials are typically conducted in three sequential phases prior to approval, which may overlap or be combined:

•

Phase 1.  Phase 1 clinical trials generally involve a small number of healthy participants or disease-affected participants who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacokinetics, pharmacologic action, side effect tolerability and safety of the drug.

•

Phase 2.  Phase 2 clinical trials usually involve studies in a limited population of participants with a disease or disorder to evaluate the efficacy of the product candidate for specific indications, determine dosage tolerance and optimal dosage, and identify possible adverse effects and safety risks.

•

Phase 3.  Phase 3 clinical trials generally involve a larger number of participants at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use, to establish the overall benefit/risk profile of the product and to provide an adequate basis for product approval by the FDA.

•

Phase 4.  Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be required to be conducted after approval to gain additional experience from the treatment of participants in the intended therapeutic indication and to document a clinical benefit in the case of drugs approved under accelerated approval regulations, or when otherwise requested by the FDA. Failure to conduct the Phase 4 clinical trials per the plan required by the FDA could result in enforcement action or withdrawal of approval.

Progress reports detailing new information and changes such as the results of clinical trials, new nonclinical studies, new product quality data, or changes to manufacturing controls must be submitted at least annually to the FDA and more frequently if serious adverse events occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time, or the FDA may impose other sanctions on various grounds, including a finding that the research participants are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the requirements of the IRB or if the drug has been associated with unexpected serious harm to participants. There are also requirements related to registration and reporting of certain clinical trials and completed clinical trial results to public registries.

Submission and Review of an NDA

Assuming successful completion of the required nonclinical and clinical testing, the results of nonclinical studies and clinical trials, together with detailed information on the product's manufacture, composition, quality controls and proposed labeling, among other things, are submitted to the FDA in the form of an NDA, requesting approval to market the product for one or more indications. The application must be accompanied by a significant user fee payment, which typically increases annually, although waivers may be granted in limited cases (e.g., for products that have received an Orphan Designation).

The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that the data is insufficient for approval and may require additional nonclinical or clinical studies, or other information (e.g., product quality data or manufacturing controls) before it accepts the filing. If an NDA has been accepted for filing, which occurs 60 days after submission, the FDA sets a user fee goal date that informs the applicant of the specific date by which the FDA intends to complete its review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, for original NDAs, the FDA has ten months from the filing date in which to complete its review of a standard application, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process may be significantly extended by FDA requests for additional information and clinical data or clarification.

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

During the approval process, the FDA will also prepare an integrated benefit-risk assessment and determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to ensure that the benefits of the drug outweigh the risks and to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS. A REMS that includes elements to assure safe use, or ETASU, can substantially increase the costs of commercializing a drug. The FDA could also require a special warning, known as a boxed warning, to be included in the product label in order to highlight a particular safety risk. Boxed warnings may limit the type of advertising for a drug. The FDA may also convene an advisory committee of external experts to provide input on certain review issues relating to risk, benefit and interpretation of clinical trial data.

On the basis of the FDA's evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, FDA will issue either an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug and is accompanied by specific prescribing information for specific conditions of use. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the submission identified by the FDA and may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either amend the NDA with data to address the raised concerns, resubmit the NDA addressing all the deficiencies identified in the letter, engage in dispute resolution with the FDA about the identified deficiencies in the CRL, or withdraw the application. Even with submission of this additional information, the FDA may ultimately decide that the re-submitted application does not satisfy the regulatory criteria for approval.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity for both drugs and biologics, and also unexpired Orange Book listed patents in the case of drugs. This six-month exclusivity may be granted if a sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA's request, the additional protection is granted.

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

Pediatric Development

In the European Union, companies developing a new medicinal product must agree to a Pediatric Investigation Plan, or PIP, with the EMA and must conduct pediatric clinical trials in accordance with that PIP, unless a deferral or waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The MAA for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Where the MAA includes the results of all pediatric studies conducted in accordance with the PIP and the results are reflected in the approved summary of product characteristics, the holder of a patent or supplementary protection certificate is entitled to receive a six-month extension of the protection under a supplementary protection certificate or, in the case of orphan medicinal products, the product is eligible for a two-year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

Many of our competitors, including those mentioned below, may have greater financial resources and broader expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved medicines than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with Cyclerion in establishing clinical trial sites and participant registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Competition can be viewed as through at least two lenses:  1) companies that are developing products with a different mechanism of action but to address the same therapeutic need and 2) companies that are developing products that act through the same mechanism of action (i.e., sGC modulators).

Competition within target therapeutic areas.

MELAS. There are currently no approved treatments for MELAS or Mitochondrial Disease in the United States.  We are aware of the following companies engaged in clinical development of products for the treatment of MELAS or Mitochondrial Disease, which include patients with MELAS:

PTC Therapeutics has a registrational Phase 2/3 study ongoing of vatiquinone, an antioxidant/NQO1 modulator, assessing the treatment of Mitochondrial Disease in participants with refractory epilepsy.  Khondrion B.V has a Phase 2b study ongoing with sonlicromanol, a redox modulator, assessing the attention domain of cognitive function in MELAS-spectrum disorders.  Abliva AB has a Phase 1a/b study ongoing of KL1333, an NAD+ modulator, in Primary Mitochondrial Disease.  Abliva AB has announced plans to initiate a pivotal clinical Phase II/III study of KL1333 in MELAS-Maternally inherited diabetes and deafness (MIDD) and Kearns-Sayre syndrome (KSS)-Chronic progressive external ophthalmoplegia (CPEO) spectrum disorders during 2021.  Reneo Pharma LTD ran a Phase 1 study of REN001, a PPARδ agonist, in patients with Primary Mitochondrial Myopathy and has a planned Phase 2/3 study of REN001 in Primary Mitochondrial Myopathy.  Astellas Pharma Inc has a planned Phase2/3 study of ASP0367, a PPARδ modulator, in patients with Primary Mitochondrial Myopathy.

ADv. There are currently no approved products in the United States to treat ADv.  There are five products approved in the United States to treat AD symptoms.

Aricept® (donepezil) is a cholinesterase inhibitor indicated for the treatment of dementia of the Alzheimer’s type, including in patients with mild, moderate and severe AD.  Razadyne® (galantamine) and Exelon® (rivastigmine) are cholinesterase inhibitors indicated for treatment of mild to moderate dementia of the Alzheimer’s type.  Namenda® (memantine) is an N-methyl-D-aspartate (NMDA) receptor antagonist indicated for the treatment of moderate to severe dementia of the Alzheimer’s type.  Namzaric® is a combination of donepezil and memantine indicated for the treatment of moderate to severe dementia of the Alzheimer’s type in patients stabilized on 10 mg of donepezil hydrochloride once daily.

We are not aware of any companies engaged in clinical development of products for the treatment of ADv.  There are many companies developing treatments for AD, which could be our competitors.  These include the following companies engaged in the late-stage clinical development of products for the treatment of AD:

Biogen has a BLA under review for aducanumab, an anti-amyloid beta (Aβ) mAb, for the treatment of AD.  There are multiple Aβ targeting agents in Phase 3 studies for the treatment of AD, including Eli Lilly’s solanezumab (anti-Aβ mAb), Eisai/Biogen’s BAN2401 (anti-Aβ mAb), Roche’s gantenerumab (anti-Aβ mAb), Alzheon’s ALZ-801 (Aβ aggregation inhibitor) and AZTherapies’ALZT-OP1 (Aβ aggregation inhibitor).  Compounds in Phase 3 studies with other mechanisms of action include TauRx’s TRx0237/LMTX (Tau aggregation inhibitor), Shanghai Greenvalley Pharmaceutical Co., Ltd.’s GV-971 (oligomannate), and AB Science’s masitinib (c-Kit, Lyn, Fyn and CSF1R kinase inhibitor).  Compounds in Phase 2/3 studies include AgeneBio’s AGB-101 (SV2A inhibitor), Grifols IVIG (Immunoglobulin), Cortexyme’s atuzaginstat (bacterial protease inhibitor), Anavex’s ANAVEX 2-73 (Sigma-1, M2/M3 RA), and vTv Therapeutics’ azeliragon/TTP-488 (RAGE antagonist).  There are many other companies engaged in earlier stage clinical development for products targeting AD.

Competition within the sGC mechanism.

There is one major competitor that is actively developing sGC modulators. We are not aware of any efforts to develop sGC modulators for treatment of CNS or mitochondrial diseases Bayer/Merck have an active collaboration on sGC stimulators, focused primarily on cardiovascular, pulmonary, and renal indications. They have two approved sGC stimulators, ADEMPAS® (riociguat), indicated for PAH and CTEPH, and VERQUVO® (vericiguat) for heart failure with reduced ejection fraction (HFrEF). In addition, they have three sGC activator programs in early clinical development for chronic kidney disease, pulmonary hypertension, and acute respiratory distress syndrome.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We depend on third-party contract manufacturing organizations, or CMOs, for all our requirements of raw materials, drug substance and drug product for our ongoing clinical trials of CY6463 and our nonclinical research. We intend to continue to rely on CMOs for the supply of CY6463 for all stages of clinical development and commercialization, as well as for the supply of any other product candidates that we may identify. We require all our CMOs to conduct manufacturing activities in compliance with current GMP requirements.

We believe that CY6463 drug substance and drug product may be manufactured from readily available raw materials and the processes are amenable to large-scale production and do not require unusual equipment or handling. We believe adequate supply of CY6463 drug substance and drug product is readily available from our current CMOs to satisfy our immediate clinical and nonclinical demands. We obtain our supplies from these CMOs on a purchase order basis and do not have arrangements in place for long-term supply or redundant supply of CY6463; however, we are working with our CMOs to implement improvements to our drug substance and drug product manufacturing processes to further ensure product capacity adequate to meet further development demands.  We are evaluating CMOs for drug substance and drug product that could meet potential commercial demands.

Human Capital Resources

We have built an exceptional and diverse team of individuals who have a passion for developing important new medicines that will have a profound impact on the lives of patients with serious CNS diseases.  As a small, innovative company, our success depends on attracting, retaining and motivating highly skilled and experienced scientific, medical and other personnel. Our ability to recruit and retain such employees depends on a number of factors, including our distinct corporate culture, our collaborative work environment and offering opportunities for our employees to grow and develop in their careers. We provide robust compensation and benefits programs which include competitive salaries, potential annual discretionary bonuses, stock awards, a 401(k) plan with employer match, healthcare and insurance benefits, health savings and flexible spending accounts, unlimited vacation time, among others.  Our employees are further guided by our code of conduct and our cultural values of seeking to serve patients, acting with integrity, empowering people and innovating for solutions.

We are committed to our employees’ health, safety and wellness. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs.  In response to the COVID-19 pandemic, we implemented significant changes that were determined to be in the best interest of our employees and the communities in which we live and work, while continuing to ensure the safety of patients in our trials.

Employee Profile

As of December 31, 2020, we had approximately 34 employees, not including 17 employees who were impacted by our 2020 workforce reduction and are transitioning out during the first quarter of 2021. Approximately 14 employees hold M.D. or Ph.D. degrees and approximately 3 employees are in discovery research, 15 are in our drug development organization, 5 are in our strategy and corporate development organizations and 11 are in general and administrative functions. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our employee relations to be good.

During the years ended December 31, 2020 and 2019, we initiated certain reductions in our workforce. Refer to Note 13, Workforce Reduction, to our consolidated and combined financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

Corporate Information

We were incorporated in the Commonwealth of Massachusetts on September 6, 2018. Our principal executive offices are located at 245 First Street, Riverview II, 18th Floor, Cambridge, MA 02142. Our telephone number is (857) 327-8778.  Our common stock is listed on the Nasdaq Global Market under the symbol “CYCN.”

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

Item 1A. Risk Factors.

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-K and our other public filings. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. In this section, we first provide a summary of the more significant risks and uncertainties we face and then provide a full set of risk factors and discuss them in greater detail.

Risk Factors Summary

Risks Related to Our Financial Position and Capital Needs

•	We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale.
•

We have incurred significant losses and have never generated revenue from product sales; we anticipate that we will continue to incur significant losses for the foreseeable future and may never be profitable.

•	We will need to raise additional funding to advance our product candidates, which may not be available on acceptable terms, or at all, and may dilute existing shareholders or restrict our operations.

Risks Related to our Business and Industry

•	Our approach to the discovery and development of our product candidates may never lead to marketable products.
•	We may encounter substantial delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities in the development of CY6463.
•	The COVID-19 pandemic continues to disrupt our business, including our clinical development activities.
•	We could encounter difficulties in enrolling participants in our clinical studies, which could delay or prevent progress of our product candidates.
•

The FDA regulatory approval process is lengthy, time-consuming and inherently unpredictable. We may be unable to obtain regulatory approval for our product candidates and unable to generate product revenue.

•	Our product candidates may cause side effects that may result in label restrictions.
•

We may have to change our nonclinical or clinical study protocols due to regulatory reasons or unanticipated events, which could result in increased costs to us and could delay our development timeline.

Risks Related to Our Reliance on Third Parties

•	We may not succeed in our pursuit of an out-license agreement for the development and commercialization of praliciguat.
•	We may enter into a collaboration or license arrangement in the future that ultimately is not successful.

•

We rely, and expect that we will continue to rely, on third parties to conduct nonclinical or clinical studies and to manufacture drug supplies for our product candidates. If these third parties do not execute successfully, our business could be substantially harmed.

•

We share confidential information with third-party vendors, including trade secrets and know-how, which increases the possibility that our confidential information will be misappropriated or disclosed.

Risks Related to Our Intellectual Property Rights

•	We may be unable to adequately protect our proprietary technologies, or obtain and maintain issued patents that are sufficient to protect our product candidates.
•	We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts.
•	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
•

We may not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

•

We may not be able to obtain additional protection under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, and similar foreign legislation by extending the patent terms and obtaining data exclusivity for our product candidates.

•	We may be subject to damages resulting from claims that we or our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers.

Risks Related to the Future Commercialization of Our Product Candidates

•	If the market opportunities for our product candidates are smaller than we estimate, our revenue and ability to achieve profitability may be harmed.
•	Even if we obtain regulatory approval for our product candidates, they may not achieve broad market acceptance by patients, physicians and healthcare payors, which would limit our revenue
•	We may fail to comply with healthcare and other regulations and could face substantial penalties.
•	Our competitors may achieve regulatory approval before us or develop therapies that are safer, more advanced or more effective than ours.
•	The impact of healthcare reform and other governmental and private payor initiatives may harm our business.

Risks Related to Our Business Operations

•	Our prospects for success depend on our ability to retain our management team and to attract, retain and motivate qualified personnel.
•	We may need to expand our organization and we may experience difficulties in managing growth of our employee base.
•	We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.
•	We could fail to maintain proper and effective internal controls and our ability to produce accurate and timely financial statements could be impaired.
•

Our internal computer systems, or those of our third-party CROs, CMOs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product candidates' development programs.

•	If we or any contract manufacturers and suppliers we engage fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur.
•	We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, or the FCPA, and other worldwide anti-bribery laws.

Risks Related to the Separation

•	Our rights under the intellectual property license agreement with Ironwood could be challenged.
•

Our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and should not be relied upon as an indicator of our future results.

•	We may not be able to engage in attractive strategic or capital-raising transactions as a result of the separation.
•	We may be required to make payments to indemnify Ironwood for certain liabilities in connection with the separation.

Risks Related to Ownership of Our Common Stock

•	We have limited trading history and a relatively low-volume trading market for our shares and our market price of our common stock may fluctuate widely.
•	Our common stock market price is particularly volatile and we expect it to be more volatile than that of a seasoned issuer.
•

We may not attract securities or industry analysts to initiate or maintain coverage of our stock; analysts may publish negative reports or change their recommendations regarding our stock adversely and our stock price and trading volume could decline.

•

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

We are a clinical-stage biopharmaceutical company that was incorporated in 2018. Our business was conducted within Ironwood prior to that time, and we had no history as an independent company prior to the completion of the Separation. We are developing a pipeline of sGC stimulators, but we have no products approved for commercial sale, and we have never generated revenue from product sales. Our operating activities to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, pursuing partnership opportunities and conducting early-stage clinical trials for our product candidates, including CY6463.

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

Our business has incurred operating losses due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations. Our net losses for the years ended December 31, 2019 and 2020 were $123.0 million and $77.8 million, respectively. We expect to incur significant losses for several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates.

Our ability to generate revenue from our product candidates and achieve profitability depends on our ability, alone or with strategic partners, to complete the development of, and obtain the necessary regulatory and essential pricing and reimbursement approvals to commercialize, our product candidates. We do not know when, if ever, we will generate revenues from sales of our products.

Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (EMA), or other regulatory agencies, domestic or foreign, to perform clinical and other studies in addition to those that we currently anticipate. Even if one or more of the product candidates that we develop is approved for commercial sale, we may never generate revenue in amounts sufficient to achieve and maintain profitability.

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

As of December 31, 2020, we had unrestricted cash and cash equivalents of approximately $54.4 million. Our management believes that such cash and cash equivalents will be sufficient to fund our current priorities, including the MELAS and ADv studies. However, we will require significant additional funding to advance our product candidates, alone or with strategic partners, through clinical studies and to seek marketing approval, as well as to continue advancing our research and development efforts with our other product candidates. We may also need to raise additional funds sooner than currently anticipated if we choose to pursue additional indications or geographies for our product candidates, identify additional product candidates to advance through clinical development or otherwise expand more rapidly than we presently anticipate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution.

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

We may also seek to raise such capital through public or private equity, royalty financing or debt financing. Raising funds in the then-current economic environment may be challenging, and such financing may not be available in sufficient amounts or on acceptable terms, if at all. The terms of any financing may harm existing shareholders. The issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute the ownership of existing shareholders. Incurring debt would result in increased fixed payment obligations, and we may agree to restrictive covenants, such as limitations on our ability to incur additional debt or limitations on our ability to acquire, sell or license intellectual property rights that could impede our ability to conduct our business. Regardless of the terms of our debt or equity financing, our agreements and obligations under the tax matters agreement with Ironwood limits our ability to issue stock through April 1, 2021. See “Risk factors — Risks Related to the Separation.”

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

Risks Related to our Business and Industry

Our approach to the discovery and development of product candidates for the treatment of serious CNS diseases may never lead to marketable products.

We are focusing our research and development efforts on addressing serious CNS disorders.  The development of CNS therapies presents unique challenges, including an imperfect understanding of the biology, the presence of the blood-brain barrier that can restrict the flow of drugs to the brain, a frequent lack of translatability of nonclinical study results in subsequent clinical trials and dose selection, and the product candidate having an effect that may be too small to be detected using the outcome measures selected in clinical trials or if the outcomes measured do not reach statistical significance. There are few effective therapeutic options available for patients with MELAS and ADv and other CNS disorders. Our future success is highly dependent on the successful development of our technology and our product candidates for treating CNS. The scientific evidence to support the feasibility of developing our product candidates is both preliminary and limited. If we do not successfully develop and commercialize product candidates, we will not become profitable and the value of our common stock may decline.

We are currently pursuing clinical development activities for CY6463. Research and development of biopharmaceutical products is inherently risky. We may encounter substantial delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities in the development of CY6463 to treat patients with serious diseases of the central nervous system.

Our business depends heavily on the successful development, clinical testing, regulatory approvals and commercialization of our lead product candidates. On October 14, 2020, we announced topline results from our Phase 1 translational pharmacology study of CY6463, the first sGC stimulator in clinical development for CNS disorders, which supported the ongoing development of CY6463 in serious CNS diseases. The Company also announced its focus on discovering, developing and commercializing innovative medicines for people with serious diseases of the CNS. Although we have several product candidates, CY6463 is the only product candidate we are now developing internally. CY6463, and any of our other current or potential product candidates, will require regulatory approvals based on substantial additional development and testing prior to commercialization.

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical and clinical studies that our product candidates are both safe and effective for use in each target indication. Each product candidate must demonstrate an adequate benefit-risk profile for its intended use in its intended patient population. In some instances, significant variability in safety or efficacy appear in different clinical studies of the same product candidate due to numerous factors, including changes in study protocols, differences in the number and characteristics of the enrolled study participants, variations in the dosing regimen and other clinical study parameters or the dropout rate among study participants. Product candidates in later stages of clinical studies often fail to demonstrate adequate safety and efficacy despite promising nonclinical testing and early clinical studies. Companies in the biopharmaceutical industry often suffer significant setbacks in later-stage clinical studies; most product candidates that begin clinical studies are never approved for commercialization by regulatory authorities. Favorable results in earlier stage trials, such as the topline results from CY6463’s Phase 1 translational pharmacology study may not be replicated in later stage trials. If we fail to produce positive results in our clinical trials of CY6463, the development timeline, regulatory approval and commercialization prospects of CY6463 and, correspondingly, our business and financial prospects, would be materially adversely affected.

The COVID-19 pandemic continues to disrupt our business, including our clinical development activities, and we are unsure when the disruptions will end or whether there will be future pandemics, epidemics or outbreaks of infectious disease.

The coronavirus (COVID-19) continues at pandemic levels. Many nations, including the United States, continue to implement stay-at-home orders and travel restrictions to contain the coronavirus outbreak which, along with other related mitigation measures, may limit our ability to access patients and physicians at certain local clinical centers that are participating in our development activities. To a limited extent, the pandemic delayed and disrupted our recently completed studies.

We may face difficulties enrolling patients in our planned and future clinical trials if the patient populations that are eligible for our clinical trials are affected by the coronavirus and/or the COVID-19 vaccines. COVID-19 restrictions and/or COVID-19 vaccination efforts at trial sites could delay our clinical studies. In addition, if the patients enrolled in our clinical trials become infected with COVID-19, we may have more adverse events and deaths in our clinical trials as a result. Vulnerable patients, including patients with serious diseases of the CNS, such as the patients enrolling in our clinical trials, may be at a higher risk of contracting COVID-19 and may experience more severe symptoms from the disease, adversely affecting our chances for regulatory approval or requiring further clinical studies. The adverse effects that may occur from administration of COVID-19 vaccines to patients participating in our clinical trials may adversely affect our clinical trial outcomes or data analysis. Furthermore, the extent to which the pandemic, or future outbreaks of infectious disease, hinders access to facilities, procurement of resources, raw materials or components necessary for research studies or preclinical or clinical development is not fully predictable. Delays and disruptions from the pandemic, or future outbreaks of infectious disease, may increase our capital needs while potentially interfering with our access to capital.

If we encounter difficulties in enrolling participants in our clinical studies, we could be delayed or prevented from proceeding with clinical trials of our product candidates.

Identifying and qualifying participants to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit participants to participate in testing our product candidates. Estimates of the prevalence of our target indications vary considerably. Determining the incidence of these conditions, including in specific geographies or demographic groups, is challenging. The lower the actual prevalence of these conditions, the more challenges we will encounter enrolling participants in our clinical studies, which could delay development of our product candidates. Clinical trial enrollment may also encounter difficulties for a variety of other reasons. The number of participants eligible for a clinical trial may be substantially limited by stringent eligibility criteria in a study protocol, such as the inclusion of biomarker-driven identification or other highly specific criteria related to stage of disease progression or to specific patient reported outcome measures. The number of participants required to power the statistical analysis of the study's endpoints may be very large leading to an extended enrollment period. Issues such as the proximity of participants to a study site, the complexity of the study design, our ability to recruit investigators with appropriate skill and experience, competing clinical studies for similar therapies or targeting similar participants, perceptions of the benefit-risk profile of the product candidate relative to other available therapies or product candidates, and ability to obtain and maintain institutional review board, or IRB, or ethics committee, or EC, approvals and participant consents all could have a substantial impact on the timing of clinical trial enrollment. If we are unable to enroll sufficient participants in clinical studies in a timely way, obtaining study results will be delayed, which may harm our business, prospects, financial condition and results of operations.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical studies and depends upon numerous factors, including the type and complexity of the product candidates involved. Regulatory authorities have substantial discretion in the approval process and may refuse to accept an application for review or may decide that our data are insufficient for approval and require additional nonclinical, clinical, or other information (e.g., product quality data or manufacturing controls). We have not requested or obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

•	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical studies, for example delays in the manufacturing of sufficient supply of finished drug product;
•	difficulties obtaining EC or IRB approval(s) to conduct a clinical study at a prospective site or sites;
•

challenges in recruiting and enrolling participants in clinical studies, the proximity of participants to study sites, eligibility criteria for the clinical study, the nature of the clinical study protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical study programs for similar indications;

•	severe or unexpected drug-related side effects experienced by participants in a clinical study;
•	the presence of unanticipated metabolites in participants in a clinical study may require considerable nonclinical and clinical assessment;
•	we may decide, or regulatory authorities may require us, to conduct additional clinical studies or abandon product development programs;
•	delays in validating, or inability to validate, any endpoints utilized in a clinical study;
•

the FDA or other regulatory bodies may disagree with our clinical study design and our interpretation of data from clinical studies, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical studies;

•	reports from nonclinical or clinical testing of other competing candidates that raise safety or efficacy concerns; and
•

difficulties retaining participants who have enrolled in a clinical study but may be prone to withdraw due to rigors of the clinical studies, lack of efficacy, side effects, personal issues, or loss of interest.

Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical study may be suspended or terminated by us, the FDA or other comparable authorities, the IRBs or ECs overseeing a clinical study, a data and safety monitoring board overseeing the clinical study, or other regulatory authorities due to a number of factors, including, among others:

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

The most commonly reported adverse events in the repeat-dose clinical studies for CY6463 were headache and GI-related symptoms, most commonly dyspepsia. As with ADEMPAS® (riociguat), the only FDA-approved sGC stimulator to date, CY6463 may cause serious birth defects if taken while pregnant, and our clinical studies require stringent contraceptive safeguards to prevent pregnancy. These side effects and any other undesirable side effects observed with our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in restrictive label language or delay or denial of regulatory approval.

Changes in regulatory requirements, FDA guidance or unanticipated events during our nonclinical studies and clinical studies of our product candidates may occur, which may result in changes to nonclinical or clinical study protocols or additional nonclinical or clinical study requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA guidance or unanticipated events during our nonclinical studies and clinical studies may force us to amend nonclinical studies and clinical study protocols or the FDA may impose additional nonclinical studies and clinical study requirements. Amendments or changes to our clinical study protocols would require resubmission to the FDA and IRBs for review and approval, which may increase the cost or delay the timing or successful completion of clinical studies. Similarly, amendments to our nonclinical studies may increase the cost or delay the timing or successful completion of those nonclinical studies. If we experience delays completing, or if we terminate, any of our nonclinical or clinical studies, or if we are required to conduct additional nonclinical or clinical studies, the commercial prospects for our product candidates may be harmed and our ability to generate product revenue will be delayed.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA or other comparable foreign regulatory authority grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional nonclinical or clinical studies, as studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States, as well as other risks. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our product candidates is also subject to approval.

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

Data/market exclusivity may be more limited than we expect based upon the competitive landscape and other factors outside of our control that may occur during development or after approval

There are many types of data/market exclusivity mechanisms that we may seek to secure for our product candidates. Many of these have risk of loss of exclusivity if the competitive landscape changes or regulations are revised. If we seek and are awarded orphan drug designation in the US and/or the EU based upon criteria in effect at the time, this designation may be rescinded if a similar drug or another therapy that confers a significant benefit over ours is subsequently approved. If our product candidates were to fail to obtain orphan drug status, or lose such status after it is obtained, or the marketing exclusivity that such status provides, our business, prospects, financial condition and results of operations could be materially harmed. There are other types of data/market exclusivity rights granted after approval that may not confer exclusivity anticipated if the competitive landscape changes and our business, prospects, financial condition and results of operations could be materially harmed.

Risks Related to Our Reliance on Third Parties

We may not succeed in our pursuit of an out-license agreement for the development and commercialization of praliciguat, which would affect our financial condition.

We are seeking an out-license of praliciguat for the purpose of its further development and commercialization. There is no certainty that we will find a partner to fund and undertake development and commercialization, and failure to find such a partner would adversely affect the prospect of realizing any financial benefit from praliciguat.

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

We rely, and expect that we will continue to rely, on third parties to conduct any nonclinical or clinical studies for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the infrastructure or internal resources and capabilities to independently conduct nonclinical or clinical studies. We rely on contract laboratories, medical institutions, clinical investigators, and other third parties, such as CROs, to conduct nonclinical studies on our discovery compounds and product candidates and clinical studies on product candidates. We rely heavily on such parties for execution of nonclinical and clinical studies and can control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of our nonclinical and clinical studies and the management of data developed through these studies than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, fail to comply with contractual obligations, experience regulatory compliance issues, undergo changes in priorities, become financially distressed or form relationships with other entities, some of which may be our competitors.

These factors may materially impede the willingness or ability of third parties to complete quality nonclinical and clinical studies and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our nonclinical and clinical studies is conducted in accordance with any applicable protocol, legal, regulatory and scientific requirements and standards, and our reliance on CROs and other third parties does not relieve us of our regulatory responsibilities. We, our CROs and other third parties are required to comply with regulations and guidelines, such as good laboratory practices (GLPs), good clinical practices (GCPs), and current Good Manufacturing Practices (cGMPs).  These regulations are enforced by the FDA and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces compliance to regulations through periodic inspections of clinical study sponsors, principal investigators, and third parties.  If the FDA determines there was a failure to comply with the regulations the clinical data generated in our clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical studies before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our nonclinical studies, clinical studies or product manufacturing complies with these regulations.  Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we design or approve the designs of our product candidate clinical studies, CROs conduct all of the clinical studies. As a result, many important aspects of the execution of our drug development programs are outside of our direct control. In addition, the CROs may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements, but we remain responsible and are subject to enforcement action that may include civil penalties and criminal prosecution for any violations of FDA laws and regulations during the conduct of our clinical studies. If the CROs do not perform clinical studies in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of our product candidates may be delayed or our development program materially and irreversibly harmed. We may fail to control the amount and timing of resources these CROs devote to our program or our clinical products. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical studies and this could significantly delay commercialization and require significantly greater expenditures.

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

We rely completely on third-party suppliers to manufacture our nonclinical and clinical drug supplies for our product candidates, and we intend to rely on third parties to produce commercial supplies of any product candidates that are approved.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to internally manufacture the drug supply of our product candidates, or any future product candidates, for use in the conduct of our nonclinical and clinical studies.  We lack the internal resources and the capability to manufacture any product candidates on any scale. We depend on third-party contract manufacturing organizations, or CMOs, for all our requirements of raw materials, drug substance and drug product for our future and/or ongoing nonclinical studies and clinical trials of CY6463. We do not have long-term supply agreements in place with our CMOs and each batch of our product candidates is individually contracted under a services agreement on a purchase order basis. We expect to continue to rely on CMOs for the supply of CY6463 for later-stage development and commercialization, as well as for the supply of any other discovery compounds or product candidates that we may identify, and we may not be able to enter into long-term supply agreements with such CMOs on favorable terms. As a further result, we are subject to price fluctuations for our clinical drug supplies. If the prices charged by these CMOs increase, our business, prospects, financial condition and results of operations could be materially harmed. We apply industry risk management practices to minimize the impact to nonclinical and clinical timelines associated with delays to our clinical supplies. However, these delays could still lead to clinical trials delays that could adversely impact our business.

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

Because we rely on third parties to manufacture our product candidates, and because we collaborate with various CROs and other third parties to conduct our nonclinical studies and clinical trials, we must, at times, share our trade secrets or know-how with them. We seek to protect our confidential information, including know-how and trade secrets, in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors and consultants prior to beginning our collaborations or disclosing confidential information to such parties. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets and know-how. Despite these contractual provisions, the need to share our confidential information with third parties increases the risk that confidential information such as trade secrets and know-how becomes known by our competitors, is inadvertently incorporated into the technology of others, or is disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our confidential information including know-how and trade secrets, a competitor's discovery of our confidential information or other unauthorized use or disclosure could impair our competitive position and may have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks Related to Our Intellectual Property Rights

If we are unable to adequately protect our proprietary technologies, or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly, which would have a material adverse impact on our business, prospects, financial condition and results of operations.

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

We have seventeen issued U.S. patents, twenty-nine pending U.S. patents applications (of which eight are in the provisional stage), one pending Patent Cooperation Treaty, or PCT, application, and numerous foreign patents and pending patent applications.

Our issued US patents covering 6463 expire in 2037, subject to patent term extension. Our issued U.S. and foreign patents covering olinciguat expire between 2031 and 2037 and our issued U.S. and foreign patents covering praliciguat and related compounds expire between 2031 and 2037, in each case subject to patent term extensions. Multiple pending U.S. and foreign patents applications covering different aspects of CY6463, praliciguat, and olinciguat will expire between 2031 and 2041, subject to patent term extensions. See “Business — Intellectual Property.” We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

In addition, proceedings to enforce or defend our patents, if and when issued, put our patents at risk of being invalidated, held unenforceable or not infringed, or interpreted narrowly. Such proceedings could also provoke third parties to assert counterclaims against us, including that some or all of the claims in one or more of our patents are invalid, not infringed or unenforceable. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions of a patent include allegations that someone connected with prosecution of the patent application that matured into the patent withheld relevant information from the U.S. Patent and Trademark Office, or the USPTO, or made a misleading statement, during prosecution of the patent application. In an infringement proceeding, a court may disagree with our allegations and refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question, or may decide that a patent of ours is invalid or unenforceable. An adverse result in any litigation, defense or post-grant proceedings could result in one or more of our patents being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it would have a material adverse effect on the price of our common stock.

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

Bayer AG and Merck & Co., Inc. (“Bayer/Merck”), have an active collaboration on sGC and may be targeting some of the same indications through a similar mechanism of action with one sGC stimulator, ADEMPAS® (riociguat), which has been approved for the treatment of Pulmonary Arterial Hypertension, or PAH, and Chronic Thromboembolic Pulmonary Hypertension, or CTEPH. Bayer/Merck are also evaluating sGC product candidates in a number of indications, including vericiguat for the treatment of heart failure with reduced ejection fraction. Such sGC products may compete directly with our own product candidates in our target indications. Because Bayer/Merck already have experience conducting successful clinical trials and obtaining regulatory approvals for an sGC product, they may be able to conduct clinical trials and obtain regulatory approvals for additional product candidates and target indications more quickly or efficiently than we can.

Furthermore, we are aware of a number of other approved products and late-stage product candidates for the treatment of our target indications.

MELAS. There are currently no approved treatments for MELAS or Mitochondrial Disease in the United States.  We believe the following companies are engaged in clinical development of products for the treatment of MELAS or Mitochondrial Disease, which include patients with MELAS:

PTC Therapeutics has a registrational Phase 2/3 study ongoing of vatiquinone, an antioxidant/NQO1 modulator, assessing the treatment of Mitochondrial Disease in participants with refractory epilepsy.  Khondrion B.V has a Phase 2b study ongoing with sonlicromanol, a redox modulator, assessing the attention domain of cognitive function in MELAS-spectrum disorders.  Abliva AB has a Phase 1a/b study ongoing of KL1333, an NAD+ modulator, in Primary Mitochondrial Disease.  Abliva AB has announced plans to initiate a pivotal clinical Phase II/III study of KL1333 in MELAS-Maternally inherited diabetes and deafness (MIDD) and Kearns-Sayre syndrome (KSS)-Chronic progressive external ophthalmoplegia (CPEO) spectrum disorders during 2021.  Reneo Pharma LTD ran a Phase 1 study of REN001, a PPARδ agonist, in patients with Primary Mitochondrial Myopathy and has a planned Phase 2/3 study of REN001 in Primary Mitochondrial Myopathy.  Astellas Pharma Inc has a planned Phase2/3 study of ASP0367, a PPARδ modulator, in patients with Primary Mitochondrial Myopathy.

ADv. There are currently no approved products in the United States to treat ADv.  There are five products approved in the United States to treat AD symptoms.

Aricept® (donepezil) is a cholinesterase inhibitor indicated for the treatment of dementia of the Alzheimer’s type, including in patients with mild, moderate and severe AD.  Razadyne® (galantamine) and Exelon® (rivastigmine) are cholinesterase inhibitors indicated for treatment of mild to moderate dementia of the Alzheimer’s type.  Namenda® (memantine) is an N-methyl-D-aspartate (NMDA) receptor antagonist indicated for the treatment of moderate to severe dementia of the Alzheimer’s type.  Namzaric® is a combination of donepezil and memantine indicated for the treatment of moderate to severe dementia of the Alzheimer’s type in patients stabilized on 10 mg of donepezil hydrochloride once daily.

We are not aware of any companies engaged in clinical development of products for the treatment of ADv.  There are many companies developing treatments for AD, which could be our competitors.  These include the following companies engaged in the late-stage clinical development of products for the treatment of AD:

Biogen has a BLA under review for aducanumab, an anti-amyloid beta (Aβ) mAb, for the treatment of AD.  There are multiple Aβ targeting agents in Phase 3 studies for the treatment of AD, including Eli Lilly’s solanezumab (anti-Aβ mAb), Eisai/Biogen’s BAN2401 (anti-Aβ mAb), Roche’s gantenerumab (anti-Aβ mAb), Alzheon’s ALZ-801 (Aβ aggregation inhibitor) and AZTherapies’ALZT-OP1 (Aβ aggregation inhibitor).  Compounds in Phase 3 studies with other mechanisms of action include TauRx’s TRx0237/LMTX (Tau aggregation inhibitor), Shanghai Greenvalley Pharmaceutical Co., Ltd.’s GV-971 (oligomannate), and AB Science’s masitinib (c-Kit, Lyn, Fyn and CSF1R kinase inhibitor).  Compounds in Phase 2/3 studies include AgeneBio’s AGB-101 (SV2A inhibitor), Grifols IVIG (Immunoglobulin), Cortexyme’s atuzaginstat (bacterial protease inhibitor), Anavex’s ANAVEX 2-73 (Sigma-1, M2/M3 RA), and vTv Therapeutics’ azeliragon/TTP-488 (RAGE antagonist).  There are many other companies engaged in earlier stage clinical development for products targeting AD.

If our product candidates do not obtain regulatory approvals in our target indications prior to these or any other competing product candidates, or if our product candidates do not demonstrate superior efficacy, safety or tolerability compared to these and any other approved therapeutics for our target indications, we may not be able to compete effectively.

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical studies, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Our ability to generate meaningful revenues in jurisdictions outside of the United States may be limited due to the strict price controls and reimbursement limitations imposed by governments outside of the United States.

In some countries, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, or to meet other criteria for pricing approval. If reimbursement of a product candidate, if approved, is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, prospects, financial condition and results of operations could be harmed.

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

We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer, Peter M. Hecht, Ph.D., our Chief Financial Officer, Anjeza Gjino, our Chief Scientific Officer, Andreas Busch, Ph.D., our Chief Operating Officer, Cheryl Gault, and our Chief Medical Officer, Christopher Wright, M.D., Ph.D. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors and an inability to find suitable replacements could result in delays in product development and harm our business. Pursuant to their employment arrangements, each of our executive officers, and other employees may voluntarily terminate their employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical and other businesses. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we may be able to offer. We also experience competition for the hiring of scientific personnel from universities and research institutions. The failure to succeed in nonclinical or clinical studies may make it more challenging to recruit and retain qualified personnel. In addition, in order to induce employees to continue their employment with us, we have provided equity awards that vest over time and the value to our employees of such equity awards may be significantly affected by movements in our stock price that are beyond our control and may be at any time insufficient to counteract more lucrative offers from other companies. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize product candidates will be limited.

We may need to expand our organization and we may experience difficulties in managing growth of our employee base, which could disrupt our operations.

As of December 31, 2020, we had 51 full-time employees and we will continue to align our workforce with our business priorities throughout 2021. To the extent our operations grow, we may need to expand our full-time employee base and hire more consultants and contractors. Our management may then need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing this growth. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenues could be adversely affected and we may not be able to implement our business strategy.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, or The Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the Nasdaq Global Select Market, or Nasdaq. We are an “emerging growth company” and a “smaller reporting company.” For so long as we remain an emerging growth company, we will be exempt from Section 404(b) of the Sarbanes-Oxley Act, which requires auditor attestation to the effectiveness of internal control over financial reporting. We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total gross annual revenues of $1.07 billion or more; (ii) December 31, 2024, the last day of our fiscal year following the fifth anniversary of the date of the Separation; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on the exemptions available to us as an emerging growth company and/or smaller reporting company. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are, however, subject to Section 404(a) of the Sarbanes-Oxley Act. Beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2020, we must include a management assessment of the effectiveness of our internal control over financial reporting. As of the expiration of our emerging growth company status and smaller reporting company status, we will be broadly subject to enhanced reporting and other requirements under the Exchange Act and Sarbanes-Oxley Act. We have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There can be no assurances that in future periods we will be able to timely conclude that our internal control over financial reporting is effective as required by Section 404(a).

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our business, prospects, financial condition and results of operations could be harmed, our investors could lose confidence in our reported financial information, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

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

Risks Related to the Separation

Our rights under the intellectual property license agreement with Ironwood could be challenged.

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

•	results and timing of nonclinical studies and clinical studies of our product candidates;
•	the commercial performance of our products, if approved, as well as the costs associated with such activities;
•	results of clinical studies of our competitors' products;

•	failure to adequately protect our trade secrets;
•	our inability to raise additional capital and the terms on which we raise it;
•	commencement or termination of any strategic partnership or licensing arrangement;
•	regulatory developments with respect to our products or our competitors' products, including any developments, litigation or public concern about the safety of such products;
•	announcements concerning product development results, including clinical trial results, the introduction of new products or intellectual property rights of us or others;
•	actual or anticipated fluctuations in our financial condition and our quarterly and annual operating results;
•	deviations in our operating results from any guidance we may provide or the estimates of securities analysts;
•	additions and departures of key personnel;
•	the passage of legislation or other regulatory developments affecting us or our industry;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	sales of our common stock by us, our insiders or our other shareholders;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	announcement or expectation of additional financing efforts;
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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our stock price will continue to be more volatile than those of a seasoned issuer. Several factors cause the volatility in our share price. We are a speculative or “risky” investment due to our short operating history, lack of revenues and the uncertain success (including of regulatory approval) of any of our product candidates. For example, on October 14, 2020, we announced that topline results from our Phase 2 STRONG-SCD study of olinciguat in patients with sickle cell disease did not demonstrate adequate activity to support further internal clinical development in sickle cell disease. After this announcement, the market price of our common stock decreased substantially. As a consequence of this risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of further negative news or lack of progress, be more inclined to sell their shares of our common stock more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Plaintiffs have, in the past, initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of such litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

Our restated articles of organization and bylaws and certain provisions of Massachusetts law may discourage certain types of transactions involving an actual or potential change of control of our company that might be beneficial to us or our security holders. For example, our bylaws grant our directors the right to adjourn any meetings of shareholders. Our board of directors also may issue shares of any class or series of preferred stock in the future without shareholder approval and upon such terms as our board of directors may determine. The rights of the holders of our common stock will be subject to, and may be harmed by, the rights of the holders of any class or series of preferred stock that may be issued in the future. Massachusetts state law also prohibits us from engaging in specified business combinations unless the combination is approved or consummated in a prescribed manner. These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

Our articles of organization designate the state and federal courts located within the Commonwealth of Massachusetts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could discourage lawsuits against us and our directors and officers.

Our restated articles of organization designate the state and federal courts located within the Commonwealth of Massachusetts as the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our shareholders, creditors or other constituents, any action asserting a claim arising pursuant to any provision of the Massachusetts Business Corporation Act, or the MBCA, or any action asserting a claim governed by the internal affairs doctrine, in all cases subject to the court's having personal jurisdiction over the indispensable parties named as defendants. In additional, our articles of organization provide that unless our board of directors consents in writing to the selection of an alternative forum, the U.S. federal district courts shall be the exclusive forum for the resolutions of any complaint asserting a cause of action arising under the U.S. federal securities laws. This exclusive forum provision may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against the company and our directors and officers. Alternatively, if a court outside of Massachusetts were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could harm our business, prospects, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Upon completion of the separation, we entered into a lease agreement with a landlord for approximately 114,000 square feet of office and laboratory space in Cambridge, Massachusetts expiring in June 2029. As a result of several amendments to the lease agreement, we currently occupy approximately 57,000 square feet. In November 2020, we announced our intention to exit our current laboratory and office facilities in early 2021 and move to an operating model under which we will outsource our research and development laboratory work and will lease office space on an “as-needed” basis.

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

Holders of Record

As of February 18, 2021, we had 94 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities

The following sets forth information as to all securities we sold in 2020 which were not registered under the Securities Act:

On July 29, 2020, the Company entered into a Common Stock Purchase Agreement (the “2020 Equity Private Placement”) with two investors for a private placement of 6,062,500 shares of the Company’s common stock, at a purchase price of $4.00 per share for total gross proceeds of approximately $24.3 million. The closing of the 2020 Equity Private Placement occurred on July 29, 2020. The Company did not use a placement agent or broker in connection with the 2020 Equity Private Placement and incurred no commissions and no material direct transaction fees. In connection with the 2020 Equity Private Placement transaction, the Company filed a registration statement, Form S-3, with the U.S. Securities and Exchange Commission, or SEC, registering for resale the shares of common stock and shares of common stock issuable upon exercise of the warrants. The registration statement was declared effective by the SEC on August 17, 2020.

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

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements and the corresponding notes included in this Annual Report on Form 10‑K. This discussion contains forward‑looking statements that involve significant risks and uncertainties. As a result of many factors, such as those referenced or set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Item 1A of this Annual Report on Form 10‑K, our actual results may differ materially from those anticipated in these forward‑looking statements.

Overview

We are a clinical-stage biopharmaceutical company on a mission to develop treatments for serious CNS diseases through the discovery, development and commercialization of innovative medicines. Our lead asset, CY6463 (previously known as IW-6463), is a pioneering, CNS-penetrant, soluble guanylate cyclase (sGC) stimulator that is currently in clinical development for Mitochondrial Encephalomyopathy, Lactic Acidosis and Stroke-like episodes (MELAS) and Alzheimer's disease with vascular pathology (ADv). sGC stimulators are small molecules that act synergistically with nitric oxide (NO) as positive allosteric modulators on sGC to boost production of cyclic guanosine monophosphate, or cGMP. cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions in the CNS including neuronal function, neuroinflammation, cellular bioenergetics, and blood flow and vascular dynamics.

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

On April 2, 2019, we issued 11,817,165 shares of our common stock, in the 2019 Equity Private Placement, to accredited investors for gross proceeds of $175 million (net proceeds of approximately $165 million).

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

CNS programs. The core of our portfolio is CY6463, an orally administered CNS-penetrant sGC stimulator that is being developed as a symptomatic and potentially disease-modifying therapy for serious CNS diseases. Nitric oxide-sGC-cGMP is a fundamental CNS signaling network, but it has not yet been leveraged for its full therapeutic potential. CY6463 enhances the brain’s natural ability to produce cGMP, an important second messenger in the CNS, by stimulating sGC, a key node in the NO-sGC-cGMP pathway. This pathway is critical to basic CNS functions, and deficient NO-sGC-cGMP signaling is believed to play an important role in the pathogenesis of neurodegenerative diseases. Agents that stimulate sGC to produce cGMP may compensate for deficient NO signaling.

In January 2020, we announced positive Phase 1 study results that provided the foundation for continued development of CY6463. The Phase 1 healthy participant study results indicate that CY6463 was well tolerated. Pharmacokinetic (PK) data, obtained from both blood and cerebral spinal fluid (CSF), support once-daily dosing with or without food and demonstrated CY6463 penetration of the blood-brain-barrier with CSF concentrations expected to be pharmacologically active.

In October 2020, we announced positive topline results from our CY6463 Phase 1 translational pharmacology study in healthy elderly participants. Treatment with CY6463 for 15 days in this 24-subject study confirmed and extended results seen in the earlier first-in-human Phase 1 study: once-daily oral treatment demonstrated blood-brain-barrier penetration with expected CNS exposure and target engagement. Results also showed significant improvements in neurophysiological and objective performance measures as well as in inflammatory biomarkers associated with aging and neurodegenerative diseases. CY6463 was safe and generally well tolerated in this study. Significant effects on cerebral blood flow and markers of bioenergetics were not observed in this study of healthy elderly participants. We believe that these results, together with nonclinical data, support continued development of CY6463 as a potential new medicine for serious CNS diseases.

We have initiated our CY6463 Phase 2 clinical trial in adult participants with MELAS. In the coming months, we will use the findings of the translational pharmacology study, in addition to observations from the first-in-human Phase 1 study, to inform further clinical development activities, including the initiation of a planned Phase 2 clinical trial in ADv in mid-2021, as well as explore other potential indications. The ADv study will be supported in part by a grant from the Alzheimer's Association’s Part the Cloud-Gates Partnership Grant Program, which provides Cyclerion with $2 million of funding over two years.

Our next-generation CNS program is focused on discovery of new sGC stimulators with, for example, greater CSF-to-plasma exposure and/or potentially differentiated patterns of CNS engagement relative to CY6463. Differentiated sGC stimulators will expand the potential of sGC stimulation for the treatment of disorders of the CNS.

Non-CNS assets. We have other assets that are outside of our current strategic focus. These non-core assets are not being internally developed at this time and are available for licensing to a third-party partner. Praliciguat is an orally administered, once-daily systemic sGC stimulator that was evaluated in two Phase 2 proof-of-concept studies for adult participants with diabetic nephropathy (DN) and heart failure with preserved ejection fraction (HFpEF). We released topline results from these studies in October 2019. Olinciguat is an orally administered, once-

daily, vascular sGC stimulator that was evaluated in a Phase 2 study of participants with sickle cell disease. We released topline results from this study in October 2020. We also have discovery and pre-clinical phase compounds with targeted sGC stimulators.

The following table summarizes our research and development expenses and employee and facility related costs allocated to research and development expense, for the years ended December 31, 2020 and 2019. The product pipeline expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, which are presented by development candidate.

	Year Ended December 31,
	2020	2019
	(in thousands)
Product pipeline external costs:
CY6463	$5,561	$4,278
Praliciguat	311	13,344
Olinciguat	6,868	13,064
Discovery research	1,218	1,293
Total product pipeline external costs	13,958	31,979
Personnel and related internal costs	27,503	40,008
Facilities and other	14,953	23,153
Total research and development expenses	$56,414	$95,140

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
•

The United States FDA and comparable agencies outside the United States impose substantial and varying requirements on the introduction of therapeutic pharmaceutical products, which typically require lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures.

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

As a result of the factors listed above, including the factors discussed under the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K, we are unable to determine the duration and costs to complete current or future nonclinical and clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the data from the studies of each product candidate, the competitive landscape and ongoing assessments of such product candidate’s commercial potential.

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

Results of Operations

For the period prior to the Separation, our consolidated and combined financial statements include an allocation of expenses related to certain Ironwood corporate functions, including senior management, legal, human resources, finance, information technology and quality assurance. These expenses were allocated to Cyclerion based on direct usage or benefit where identifiable, with the remainder allocated pro-rata based on project related costs, headcount or other measures. We considered the allocation methodologies used to be a reasonable and appropriate reflection of the historical Ironwood expenses attributable to us. The expenses reflected in the consolidated and combined financial statements may not be indicative of expenses that will be incurred by us in the future. After the Separation, we began performing these corporate functions using internal resources or purchased services, certain of which were provided by Ironwood under the Transition Services Agreement.  The following discussion summarizes the key factors we believe are necessary for an understanding of our consolidated financial statements.

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue from related party	$2,296	$4,507	$(2,211)	(49)%
Cost and expenses:
Research and development	56,414	95,140	(38,726)	(41)%
General and administrative	28,816	34,404	(5,588)	(16)%
Gain on lease modification, net	(1,669)	—	(1,669)	100%
Total cost and expenses	83,561	129,544	(45,983)	(35)%
Loss from operations	(81,265)	(125,037)	43,772	(35)%
Sublease termination income, net	2,875	—	2,875	100%
Interest and other income, net	588	2,029	(1,441)	(71)%
Net loss	$(77,802)	$(123,008)	$45,206	(37)%

Revenue from related party.  The decrease in revenue from related party for the year ended December 31, 2020 compared to the year ended December 31, 2019 is due to a decrease in services provided in the current year as compared to the prior year, partially offset by the Company providing services to Ironwood for the full year 2020 compared to only three quarters post-Separation in 2019. Ironwood and the Company have agreed that the Development Agreement will not be renewed beyond its initial term which ends on March 31, 2021.

Research and development expenses.  The decrease in research and development expenses of approximately $38.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a net decrease in personnel and related costs of approximately $12.5 million, a net decrease in facilities and other costs of approximately $8.2 million, and a net decrease in product pipeline external costs of approximately $18.0 million. The net decrease in personnel and related costs of $12.5 million was driven by lower salaries and related costs of $13.4 million, including $1.9 million in stock-based compensation, primarily due to lower average headcount, partially offset by $0.9 million in costs associated with the 2020 workforce reduction as compared to the 2019 workforce reduction. The net decrease in facilities and other costs allocated to research and development of approximately $8.2 million was primarily due to reductions in the Company’s total leased premises. The net decrease in product pipeline external costs was primarily due to decreases over the periods of approximately $13.0 million in praliciguat studies, approximately $6.2 million in olinciguat studies and approximately $0.1 million in discovery research, partially offset by an increase of approximately $1.3 million in CY6463 studies.

General and administrative expenses.  The decrease in general and administrative expenses of approximately $5.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily driven by approximately $5.9 million in salaries and other employee-related costs, including $2.1 million in stock-based compensation, primarily due to lower average headcount and the pre-Separation allocation from Ironwood recorded in the prior period, and approximately $3.5 million of non-recurring outsourced professional services and other costs associated with the Separation recorded in the prior period partially offset by an increase of approximately $1.7 million in professional fees supporting the Company’s financing activities in the current year, including the Shelf, the 2020 Equity Private Placement and the ATM Offering, an increase of approximately $1.4 million in other outside professional and corporate expenses, an increase of approximately $0.4 million in other operating and administrative expenses, and an increase of approximately $0.3 million in costs associated with the 2020 workforce reduction as compared to the 2019 workforce reduction.

Gain on lease modification, net. The gain on lease modification, net of $1.7 million recorded in the year ended December 31, 2020 is driven by a $2.1 million gain related to the Lease Amendment to the Head Lease at 301 Binney Street in Cambridge, Massachusetts that was executed on February 28, 2020 in which the Company returned approximately 40,000 rentable square feet to the landlord, partially offset by a $0.4 million loss related to the Second Lease Amendment to the Head Lease at 301 Binney Street in Cambridge, Massachusetts that was executed on September 15, 2020 in which the Company returned approximately 17,000 rentable square feet to the landlord.

Sublease termination income, net.  The sublease termination income, net of $2.9 million recorded in the year ended December 31, 2020 represents the difference between the consideration received and the consideration given up related to the Sublease Termination Agreement that was executed on September 15, 2020.

Interest and other income, net.  Interest and other income, net decreased by approximately $1.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to a decrease of approximately $1.6 million in interest income driven by lower cash balances and lower interest rates in the current year as compared to the prior year, partially offset by an increase of approximately $0.2 million in net sublease income from the sublease agreement which was in effect for more months in the current year than the prior year before its termination.

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

On September 3, 2020, the Company entered into the Sales Agreement with Jefferies with respect to an at-the-market offering, or ATM Offering, under the shelf registration statement. Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. As of December 31, 2020, no shares have been issued or sold under the ATM Offering.

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

On December 31, 2020, we had approximately $54.4 million of unrestricted cash and cash equivalents.  Our cash equivalents include amounts held in U.S. government money market funds.  We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

Going Concern

Based on the timing expectations of our research and development plans, including our clinical trials, we expect that our existing cash and cash equivalents as of December 31, 2020, will be sufficient to fund our planned operating expenses and capital expenditure requirements through the next 12 months following the date of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Net cash used in operating activities	$(72,490)	$(102,215)
Net cash provided by (used in) investing activities	$18	$(6,715)
Net cash provided by financing activities	$28,090	$211,571

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $72.5 million for the year ended December 31, 2020. The primary uses for cash were our net loss of $77.8 million, the payment of a $6.3 million termination fee related to the Head Lease modification, and the net changes in our operating assets and liabilities of $1.3 million. The uses of cash were partially offset by non-cash adjustments of $12.9 million, primarily from share-based compensation.

Net cash used in operating activities totaled approximately $102.2 million for the year ended December 31, 2019. The primary uses of cash were our net loss of $123.0 million and the net changes in our operating assets and liabilities of $2.3 million from our working capital accounts, partially offset by non-cash adjustments of $23.1 million, primarily from share-based compensation.

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2020 was de minimis and related to the purchases and sales of property and equipment.

Net cash used in investing activities for the year ended December 31, 2019 totaled approximately $6.7 million, primarily from the purchase of leasehold improvements and other property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was approximately $28.1 million, primarily from $24.3 million in proceeds from the 2020 private placement, $3.5 million of proceeds from the PPP loan, and $0.3 million from proceeds from employee stock award plan.

Net cash provided by financing activities for the year ended December 31, 2019 was approximately $211.6 million, primarily from $164.6 million in net proceeds from the 2019 private placement, $46.4 million of cash transferred to us from Ironwood prior to Separation when Ironwood managed our cash and financing arrangements, and $0.5 million from proceeds from employee stock award plans.

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

We believe that our existing cash and cash equivalents as of December 31, 2020 will enable us to fund our planned operating expenses and capital expenditure requirements at least through the next 12 months following the date of this Annual Report on Form 10-K, excluding net cash flows from potential business development activities. We based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. As discussed under the “Risk Factors” in Item 1A of this Annual Report on Form 10-K, to preserve the tax-free treatment of the Separation, we may be barred, in certain circumstances, for a two-year period following the Separation, from engaging in certain capital raising transactions.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, outstanding equity ownership may be materially diluted, and the terms of securities sold in transactions could include liquidation or other preferences that adversely affect the rights of holders of common stock. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in increased fixed payment obligations.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2020, we had no uncertain tax positions.

Other Funding Commitments

As of December 31, 2020, we had, and continue to have, several ongoing studies in various clinical trial stages. Our most significant clinical trial spending is with clinical research organizations, or CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any significant cancellation penalties.

Transition from Ironwood and Costs to Operate as an Independent Company

Our consolidated and combined financial statements for the period prior to the Separation reflect our operating results and financial position as it was operated by Ironwood, rather than as an independent company. As a result of the Separation, we have incurred additional ongoing operating expenses to operate as an independent, publicly traded, company. These costs include the cost of various corporate functions, incremental information technology-related costs and incremental costs to operate stand-alone accounting, legal, human resources and other administrative functions. We also incurred non-recurring expenses and non-recurring capital expenditures.

The Ironwood Transition Services Agreement provided us with certain services and resources related to corporate functions for an initial term of up to two years from the date of the Separation (as applicable). All services provided by Ironwood to the Company under the Ironwood Transition Services Agreement were completed as of March 31, 2020, and it has been terminated.

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

With respect to the year ended December 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•

Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Management assessed our internal control over financial reporting as of December 31, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2020 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission for “emerging growth companies” that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, or the Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

10.5+

Form of Indemnification Agreement between Cyclerion Therapeutics, Inc. and individual directors and officers (incorporated by reference to Exhibit 10.7 to Form 10 filed on January 28, 2019 (File No. 001-38787))

10.6+

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

10.8+	Cyclerion Therapeutics, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed on March 29, 2019 (File No. 333-230615))

10.9+

Cyclerion Therapeutics, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed on March 29, 2019 (File No. 333-230615))

10.10+

Cyclerion Therapeutics, Inc. Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed on March 29, 2019 (File No. 333-230615))

10.11+	Form of Cyclerion Therapeutics, Inc. Executive Severance Agreement (incorporated by reference to Exhibit 10.5 to Form 10 filed on January 28, 2019 (File No. 001-38787))

10.12+	Non-Employee Director Compensation Plan (effective June 1, 2019) (incorporated by reference to Exhibit 10.7 on Form 10-Q filed on August 12, 2019 (File No. 001-38737))

10.13

Lease, dated April 1, 2019, by and between BMR-Rogers Street LLC and Cyclerion Therapeutics, Inc. (incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on April 2, 2019 (File No. 001-38787))

10.14

First Amendment to and Partial Termination of Lease Agreement Lease, dated April 1, 2019, by and between BMR-Rogers Street LLC and Cyclerion Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 5, 2020 (File No. 001-38787)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+  Indicates a management contract or compensatory plan.

Item 16.Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on February 25, 2021.

CYCLERION THERAPEUTICS, INC.
By:	/s/ PETER M. HECHT
Peter M. Hecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2021.

Signature	Title
/s/ PETER M. HECHT
Peter M. Hecht	Chief Executive Officer (Principal Executive Officer)
/s/ANJEZA GJINO
Anjeza Gjino	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ KEVIN CHURCHWELL
Kevin Churchwell	Director
/s/ GEORGE CONRADES
George Conrades	Director
/s/ MARSHA FANUCCI
Marsha Fanucci	Director
/s/ OLE ISACSON
Ole Isacson	Director
/s/ STEPHANIE LOVELL
Stephanie Lovell	Director
/s/ TERRANCE MCGUIRE
Terrance McGuire	Director
/s/ MICHAEL MENDELSOHN
Michael Mendelsohn	Director

Index to Consolidated and Combined Financial Statements of Cyclerion Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cyclerion Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Cyclerion Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated and combined statements of operations and comprehensive loss, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated and combined  financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

February 25, 2021

Cyclerion Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$54,395	$94,895
Related party accounts receivable	127	1,474
Prepaid expenses	816	1,966
Other current assets	3,163	2,862
Total current assets	58,501	101,197
Restricted cash, net of current portion	3,837	4,991
Property and equipment, net	6,865	11,613
Operating lease right-of-use asset	43,402	68,137
Other assets	2,773	540
Total assets	$115,378	$186,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,149	$3,230
Related party accounts payable	286	81
Accrued research and development costs	1,421	2,198
Accrued expenses and other current liabilities	7,294	9,320
Short-term note payable	3,509	—
Current portion of operating lease liabilities	3,293	3,420
Total current liabilities	16,952	18,249
Operating lease liabilities, net of current portion	38,933	70,500
Commitments and contingencies	—	—
Stockholders' equity
Common stock, no par value, 400,000,000 shares authorized and 34,047,300 issued and outstanding at December 31, 2020 and 400,000,000 shares authorized and 27,598,133 issued and outstanding at December 31, 2019	—	—
Accumulated deficit	(163,429)	(85,627)
Paid-in capital	222,949	183,376
Accumulated other comprehensive loss	(27)	(20)
Total stockholders' equity	59,493	97,729
Total liabilities and stockholders' equity	$115,378	$186,478

The accompanying notes are an integral part of these consolidated and combined financial statements.

Cyclerion Therapeutics, Inc.

Consolidated and Combined Statements of Operations and Comprehensive Loss

(In thousands except per share data)

	December 31, 2020	December 31, 2019
Revenue from related party	$2,296	$4,507
Cost and expenses:
Research and development	56,414	95,140
General and administrative	28,816	34,404
Gain on lease modification, net	(1,669)	—
Total cost and expenses	83,561	129,544
Loss from operations	(81,265)	(125,037)
Sublease termination income, net	2,875	—
Interest and other income, net	588	2,029
Net loss	$(77,802)	$(123,008)
Net loss per share:
Basic and diluted net loss per share	$(2.56)	$(4.49)
Weighted average shares used in calculating:
Basic and diluted net loss per share	30,403	27,380

Other comprehensive loss:
Net loss	$(77,802)	$(123,008)
Other comprehensive loss:
Foreign currency translation adjustment loss	(7)	(20)
Total other comprehensive loss	(7)	(20)
Comprehensive loss	$(77,809)	$(123,028)

The accompanying notes are an integral part of these consolidated and combined financial statements.

Cyclerion Therapeutics, Inc.

Consolidated and Combined Statements of Stockholders’ Equity (Deficit)

(In thousands except share data)

	Common Stock		Net Parent	Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’ equity
	Shares	Amount	Investment	capital	deficit	loss	(deficit)
Balance at December 31, 2018	—	$—	$(10,445)	$—	$—	$—	$(10,445)
Net loss	—	—	(37,381)	—	(85,627)	—	(123,008)
Net transfers from Ironwood	—	—	38,687	—	—	—	38,687
Ironwood allocation - share-based compensation	—	—	3,989	—	—	—	3,989
Separation-related adjustment	—	—	7,752	—	—	—	7,752
Reclassification of net parent company investment	—	—	(2,602)	2,602	—	—	—
Distribution of common stock by Ironwood upon separation	15,562,555	—	—	—	—	—	—
Issuance of common stock – 2019 private placement, net of fees	11,817,165	—	—	164,622	—	—	164,622
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	196,471	—	—	510	—	—	510
Issuance of common stock awards	21,942	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	—	15,642	—	—	15,642
Foreign currency translation adjustment	—	—	—	—	—	(20)	(20)
Balance at December 31, 2019	27,598,133	$—	$—	$183,376	$(85,627)	$(20)	$97,729
Net loss	—	—	—	—	(77,802)	—	(77,802)
Issuance of common stock - 2020 private placement	6,062,500	—	—	24,250	—	—	24,250
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	386,667	—	—	331	—	—	331
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	—	14,992	—	—	14,992
Foreign currency translation adjustment	—	—	—	—	—	(7)	(7)
Balance at December 31, 2020	34,047,300	—	—	222,949	(163,429)	(27)	59,493

The accompanying notes are an integral part of these consolidated and combined financial statements.

Cyclerion Therapeutics, Inc.

Consolidated and Combined Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,802)	$(123,008)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	2,297	2,700
Net loss on disposal of property and equipment	159	751
Gain on lease modification	(1,669)	—
Sublease termination income, net	(2,875)	—
Share-based compensation expense	14,992	19,631
Changes in operating assets and liabilities:
Related party accounts receivable	1,346	(1,474)
Prepaid expenses	1,150	(1,099)
Other current assets	(55)	(115)
Operating lease assets	(2,598)	3,129
Other assets	(888)	(515)
Accounts payable	(1,301)	(331)
Related party accounts payable	205	81
Accrued research and development costs	(776)	(3,064)
Operating lease liabilities	(2,692)	2,655
Accrued expenses and other current liabilities	(1,983)	(1,556)
Net cash used in operating activities	(72,490)	(102,215)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,524)	(6,888)
Proceeds from sale of property and equipment	1,542	173
Net cash provided by (used in) investing activities	18	(6,715)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2020 private placement	24,250	—
Gross proceeds from 2019 private placement	—	175,000
Costs associated with 2019 private placement	—	(10,378)
Proceeds from exercises of stock options and ESPP	331	510
Proceeds from short-term note payable	3,509	—
Transfers from Ironwood	—	46,439
Net cash provided by financing activities	28,090	211,571
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	(20)
Net (decrease) increase in cash, cash equivalents and restricted cash	(44,389)	102,621
Cash, cash equivalents and restricted cash, beginning of period	102,621	—
Cash, cash equivalents and restricted cash, end of period	$58,232	$102,621
Supplemental cash flow disclosure:
Cash paid for initial direct costs of lease modification	$6,507	$—
Non-cash investing activities
Fixed asset purchases in accounts payable and accrued expenses	$—	$823
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$54,395	$94,895
Restricted cash	3,837	7,726
Total cash, cash equivalents and restricted cash	$58,232	$102,621

The accompanying notes are an integral part of these consolidated and combined financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Consolidated and Combined Financial Statements

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) is a clinical-stage biopharmaceutical company on a mission to develop treatments for serious CNS diseases through the discovery, development and commercialization of innovative medicines. Our lead asset, CY6463 (previously known as IW-6463), is a pioneering, CNS-penetrant, soluble guanylate cyclase (sGC) stimulator that is currently in clinical development for Mitochondrial Encephalomyopathy, Lactic Acidosis and Stroke-like episodes (MELAS) and Alzheimer's disease with vascular pathology (ADv). sGC stimulators are small molecules that act synergistically with nitric oxide (NO) as positive allosteric modulators on sGC to boost production of cyclic guanosine monophosphate, or cGMP. cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions in the CNS including neuronal function, neuroinflammation, cellular bioenergetics, and blood flow and vascular dynamics.

Cyclerion GmbH, a wholly owned subsidiary, was incorporated in Zug, Switzerland on May 3, 2019. Cyclerion GmbH is an operational entity with one employee who is the Company’s Chief Scientific Officer. The functional currency is the Swiss franc.

Cyclerion Securities Corporation, a wholly owned subsidiary, was incorporated in Massachusetts on November 15, 2019 and was granted securities corporation status in Massachusetts for the 2019 tax year. Cyclerion Securities Corporation has no employees.

Company Overview

The Company’s mission is to develop treatments for serious CNS diseases. Its priorities are advancing its ongoing CY6463 clinical programs and seeking the out-licensing of praliciguat and other non-CNS assets.

CNS programs. CY6463 is an orally administered CNS-penetrant sGC stimulator that is being developed as a symptomatic and potentially disease-modifying therapy for serious CNS diseases. Nitric oxide-sGC-cGMP is a fundamental CNS signaling network, but it has not yet been leveraged for its full therapeutic potential. CY6463 enhances the brain’s natural ability to produce cGMP, an important second messenger in the CNS, by stimulating sGC, a key node in the NO-sGC-cGMP pathway. This pathway is critical to basic CNS functions and deficient NO-sGC-cGMP signaling is believed to play an important role in the pathogenesis of neurodegenerative diseases. Agents that stimulate sGC to produce cGMP may compensate for deficient NO signaling.

On January 13, 2020, we announced positive results from our Phase 1 first-in-human study that provided the foundation for continued development of CY6463. The Phase 1 healthy participant study results indicate that CY6463 was well tolerated. Pharmacokinetic (PK) data, obtained from both blood and cerebral spinal fluid (CSF), support once-daily dosing with or without food and demonstrated CY6463 penetration of the blood-brain-barrier with CSF concentrations expected to be pharmacologically active.

On October 14, 2020, we announced positive topline results from our CY6463 Phase 1 translational pharmacology study – in healthy elderly participants. Treatment with CY6463 for 15 days in this 24-subject study confirmed and extended results seen in the earlier first-in-human Phase 1 study: once-daily oral treatment demonstrated blood-brain-barrier penetration with expected CNS exposure and target engagement. Results also showed significant improvements in neurophysiological and objective performance measures as well as in inflammatory biomarkers associated with aging and neurodegenerative diseases. CY6463 was shown to be safe and generally well tolerated. Significant effects on cerebral blood flow and markers of bioenergetics were not observed in this study of healthy elderly participants. We believe that these results, together with nonclinical data, support continued development of CY6463 as a potential new medicine for serious CNS diseases.

We have initiated our CY6463 Phase 2 clinical trial in adult participants with MELAS. In the coming months, we will use the findings of the translational pharmacology study, in addition to observations from the first-in-human Phase 1 study, to inform further clinical development activities, including the initiation of a planned Phase

2 clinical trial in ADv in mid-2021, as well as explore other potential indications. The ADv study will be supported in part by a grant from the Alzheimer’s Association’s Part the Cloud-Gates Partnership Grant Program, which provides Cyclerion with $2 million of funding over two years.

Our next generation CNS program is focused on discovery of new sGC stimulators with, for example, greater CSF-to-plasma exposure and/or potentially differentiated patterns of CNS engagement relative to CY6463. Differentiated sGC stimulators will expand the potential of sGC stimulation for the treatment of disorders of the CNS.

Non-CNS assets. We have other assets that are outside of our current strategic focus. These non-core assets are not being internally developed at this time and are available for licensing to a third-party partner. Praliciguat is an orally administered, once-daily systemic sGC stimulator that was evaluated in two Phase 2 proof-of-concept studies for adult participants with diabetic nephropathy (DN) and heart failure with preserved ejection fraction (HFpEF). We released topline results from these studies in October 2019. Olinciguat is an orally administered, once-daily, vascular sGC stimulator that was evaluated in a Phase 2 study of participants with sickle cell disease. We released topline results from this study in October 2020. We also have discovery and pre-clinical phase compounds with targeted sGC stimulators.

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

On April 2, 2019, the Company issued 11,817,165 shares in a private placement (the “2019 Equity Placement’’) of common stock to accredited investors for gross proceeds of $175 million (net proceeds of approximately $165 million).

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

At-the-Market Offering

On July 24, 2020, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof for an aggregate initial offering price not to exceed $150.0 million. The Shelf was declared effective as of July 31, 2020. On September 3, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering (the “ATM Offering”) under the Shelf. Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. As of December 31, 2020, no shares have been issued or sold under the ATM Offering.

Basis of Presentation

The Company did not operate as a separate, stand-alone entity for the full period covered by the annual consolidated and combined financial statements. The Company’s consolidated balance sheets as of December 31, 2020 and 2019, statement of operations and comprehensive loss for the year ended December 31, 2020 and the statement of cash flows for the year ended December 31, 2020 consist of the consolidated balances of Cyclerion as prepared on a stand-alone basis. The Company’s consolidated and combined statement of operations and comprehensive loss for the year ended December 31, 2019 as well as our statement of cash flows for the year ended December 31, 2019 have been prepared on a “carve out” basis for the periods and dates prior to the Separation on April 1, 2019.

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

For periods prior to the Separation, the consolidated and combined financial statements of Cyclerion reflect the assets, liabilities, and expenses directly attributable to Cyclerion, as well as allocations of certain corporate level assets, liabilities and expenses, deemed necessary to fairly present the financial position, results of operations and cash flows of Cyclerion, as discussed further below. As such, these allocations may not be indicative of the actual amounts that would have been recorded had Cyclerion operated as an independent, publicly traded company for the years presented.

During the year ended December 31, 2019, the Company recorded approximately $7.8 million in Separation-related adjustments in its consolidated and combined statements of stockholders’ equity (deficit). The Separation-related adjustments primarily related to differences between assets and liabilities transferred to Cyclerion as a result of the Separation and assets and liabilities reported in the Company’s combined balance sheets as of March 31, 2019.

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

The Company has experienced negative operating cash flows for all historical periods presented and the Company expects these losses to continue into the foreseeable future as the Company continues the development and clinical testing of its product candidate CY6463, and its discovery research programs.  On April 2, 2019, the Company received gross proceeds of $175 million (net proceeds of approximately $165 million) from the 2019 Equity Private Placement. On July 29, 2020, the Company received proceeds of approximately $24.3 million from the 2020 Equity Private Placement.

After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash and cash equivalents as of December 31, 2020, the Company did not identify conditions or events that would raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

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

Restricted Cash

The Company is contingently liable under an unused letter of credit with a bank, related to the Company’s facility lease, in the amount of approximately $3.8 million and approximately $7.7 million as of December 31, 2020 and 2019, respectively. The Company records the collateral used to secure the letter of credit as restricted cash. The full amount of restricted cash was recorded as a component of non-current assets at December 31, 2020.  The amount of restricted cash in current assets and non-current assets was approximately $2.7 million and $5.0 million, respectively, at December 31, 2019.

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

Property and equipment that is no longer required for the business is considered disposed of when it ceases to be used. Disposals are either sold or retired and the net book value is removed from the consolidated balance sheet and a corresponding gain or loss on the sale or disposal is recognized as a component of operating expenses in the consolidated and combined statements of operations and comprehensive loss.

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

Related Party Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company’s receivables primarily relate to amounts earned under a Development Agreement with Ironwood. The Company believes that credit risks associated with Ironwood are not significant. To date, the Company has not had significant write-offs of bad debt and the Company did not have an allowance for doubtful accounts as of December 31, 2020 or 2019.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying amount of its long-lived assets to determine whether indicators of impairment may exist, which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. There were no significant impairments of long-lived assets for the years ended December 31, 2020 or 2019.

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) using the optional transition method. The adoption of ASC 842 represents a change in accounting principle that aims to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet for both operating and finance leases. In addition, the standard requires enhanced disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The reported results for the years ended December 31, 2020 and 2019 reflect the application of ASC 842 guidance.

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

On October 18, 2019, the Company entered into an agreement to sublease 15,700 rentable square feet of its Head Lease to a subtenant (the “Sublease Agreement”). Sublease income is recognized on straight-line basis over the term of the sublease agreement and is recorded net of the related rent expense from the Head Lease within interest and other income, net in the consolidated and combined statements of operations and comprehensive loss. In sublease agreements that contain non-monetary consideration, the Company estimates the fair market value of the non-monetary consideration received using market data and recognizes it on a straight-line basis over the sublease term. Variable lease consideration that does not depend on an index or rate is allocated to a non-lease component and is recognized over time in accordance with the pattern of transfer.

No modification or impairment was deemed to have occurred by entering into the sublease agreement because the Company was not released, either fully or in part, from its obligations under the Head Lease. See Note 8, Leases.

On February 28, 2020 the Company entered into an amendment to its Head Lease (the “Lease Amendment”). The Lease Amendment provided for the partial termination of the Company's rights and obligations with respect to a portion of the leased premises of approximately 40,000 rentable square feet. The Company will continue to lease approximately 74,000 rentable square feet under terms of the amended lease. The Lease Amendment was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification and the Company recorded a gain of approximately $2.1 million as a component of operating expenses for the year ended December 31, 2020. No impairment of the ROU asset was deemed to have occurred. See Note 8, Leases.

On September 15, 2020, the Company entered into an amendment to its Head Lease (the “Second Lease Amendment”). The Second Lease Amendment provided for the partial termination of the Company's rights and obligations with respect to a portion of the leased premises of approximately 17,000 rentable square feet (the “Surrender Space”). The Surrender Space includes the 15,700 rentable square feet being subleased by the Company to a subtenant. The Company will continue to lease approximately 57,000 rentable square feet under terms of the amended lease. The Second Lease Amendment was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification and the Company recorded a loss of approximately $0.4 million as a component of operating expenses for the year ended December 31, 2020. No impairment of the ROU asset was deemed to have occurred. See Note 8, Leases.

On September 15, 2020, concurrent with the execution of the Second Lease Amendment, the Company entered into an agreement with its subtenant to terminate the Sublease Agreement of approximately 15,700 rentable square feet (“the Sublease Termination Agreement”). Under the terms of the Sublease Termination Agreement, the former subtenant is obligated to provide licensed rooms and services to the Company free of charge through the original sublease term. Upon termination of the sublease, the Company recognized sublease termination income of approximately $3.1 million related to the prepaid rooms and services, and wrote off the remaining indirect costs from the sublease of approximately $0.2 million, in the consolidated and combined statements of operations and comprehensive loss for the year ended December 31, 2020. See Note 8, Leases.

Paycheck Protection Program Loan

On April 21, 2020, the Company received loan proceeds in the amount of approximately $3.5 million pursuant to a promissory note agreement (the “Promissory Note”) with a bank under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Promissory Note has an original loan maturity of April 20, 2022, a stated interest rate of 1.0% per annum, and has payments of principal and interest that are due monthly after an initial six-month deferral period where interest accrues, but no payments are due. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment when due and breaches of representations. The Company may prepay the principal of the Promissory Note at any time without incurring any prepayment charges. The loan is subject to all the terms and conditions applicable under the PPP and is subject to review by the Small Business Association (the “SBA”) for compliance with program requirements, including the Company’s certification that the current economic uncertainty made the PPP loan request necessary to support ongoing operations. On October 2, 2020, the SBA issued procedural guidance with respect to PPP loans and changes in ownership and the Company believes that it is compliant with respect to the 2020 Equity Private Placement and the ATM Offering.

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

As the legal form of the Promissory Note is a debt obligation, the Company is accounting for it as debt under Accounting Standards Codification (ASC) 470, Debt and recorded a short-term liability of $3.5 million in the consolidated balance sheets upon receipt of the loan proceeds. The Company is accruing interest over the term of the loan and is not imputing additional interest at a market rate because the guidance on imputing interest in ASC 835-30, Interest excludes transactions where interest rates are prescribed by a government agency. A de minimis amount of interest expense has been recognized within interest and other income, net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. A de minimis amount of interest expense has been accrued within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2020. If any amount of the loan is ultimately forgiven, income from the extinguishment of debt would be recognized as a gain on loan extinguishment in the consolidated statement of operations and comprehensive loss.

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

Research and Development Costs

The Company expenses research and development costs to operations as incurred. The Company defers and capitalizes nonrefundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed. The Company estimates the period over which such services will be performed and the level of effort to be expended in each period. If actual timing of performance or the level of effort varies from the estimate, the Company will adjust the amounts recorded accordingly. The Company has not experienced any material differences between accrued or prepaid costs and actual costs since inception.

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

Income taxes

The Company is primarily subject to U.S. federal and Massachusetts state income taxes. For federal and state income taxes, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse.  A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, the Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable.

The tax positions taken or expected to be taken in the course of preparing the Company tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year.  The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. It does not consider the likelihood of whether or not the IRS will review the position.  Cyclerion evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could affect Cyclerion's income tax provision in future periods. There were no uncertain tax positions that require accrual or disclosure in the consolidated financial statements as of December 31, 2020, and 2019. The Company’s policy is to recognize interest and penalties related to income tax, if any, in income tax expense.  As of December 31, 2020, and 2019, the Company has no accruals for interest or penalties related to income tax matters.

Patent Costs

The Company incurred and recorded as operating expense legal and other fees related to patents of approximately $1.7 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively. These costs were charged to general and administrative expenses as incurred.

Interest and Other Income, Net

For the year ended December 31, 2020, interest and other income, net consisted of $0.3 million of interest income related to interest generated from our cash and cash equivalents balances and $0.3 million of net sublease income, net of a de minimis amount of interest expense related to the PPP loan. For the year ended December 31, 2019, interest and other income, net consisted of $1.9 million of interest income related to interest generated from our cash and cash equivalents balances and $0.1 million of net sublease income.

Subsequent Events

The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2020, but prior to the filing of the financial statements with the Securities and Exchange Commission, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K.  See Note 14, Subsequent Events.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the consolidated and combined financial statements, the Company did not adopt any new accounting pronouncements during the years ended December 31, 2020 and 2019, that had a material effect on its consolidated and combined financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”): Disclosure Framework—Changes to the Disclosure Requirement for Fair Value Measurement (“ASU 2018-13”) which amends the disclosure requirements for fair value measurements. The amendments in ASU 2018-13 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-13 in the first quarter of 2020 and the adoption of standard did not will have a material impact on the Company’s financial position or results of operations.

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

Certain shared costs were allocated to the Company and reflected as expenses in the Company’s stand-alone combined financial statements for periods prior to the Separation. The expenses reflected in the combined financial statements for periods prior to the Separation may not be indicative of expenses that will be incurred by the Company in the future.

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

The corporate costs allocated to Cyclerion, prior to the Separation, and included in the combined statements of operations for the year ended December 31, 2019 was approximately $6.8 million and was included in general and administrative expenses.

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

Under the Transition Services Agreements, the Company provides certain services to Ironwood, and Ironwood provides certain services to the Company, each related to corporate functions such as finance, procurement, facilities and development for a period of up to two years from the date of the Separation, unless earlier terminated or extended by mutual agreement. These services are charged to and from Ironwood and are recorded as part of operating expenses. All services provided to and from the Company under the Transition Services Agreements were completed as of March 31, 2020 and the agreements were terminated. The net charge to operating expenses for the Transition Services Agreements was de minimis and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

Under the Development Agreement, the Company provides certain research and development services to Ironwood at mutually agreed upon rates and the amounts earned are recorded as revenue from related party.  Such research and development activities are governed by a joint steering committee composed of representatives of both Ironwood and the Company. Ironwood and the Company have agreed that the Development Agreement will not be renewed beyond its initial term which ends on March 31, 2021. The Company recorded approximately $2.3 million and $4.5 million in revenue from related party for services provided under the Development Agreement for the years ended December 31, 2020 and 2019, respectively.

In accordance with the Separation Agreement, there were certain other transactions and adjustments post-Separation between the Company and Ironwood.  For the year ended December 31, 2020, the Company recorded approximately $0.7 million in general and administrative expense for the reimbursement of certain expenses to Ironwood in accordance with the Separation Agreement. During the year ended December 31, 2019, Cyclerion paid Ironwood approximately $1.3 million associated with tenant improvement reimbursement provisions.

The total amount due from Ironwood at December 31, 2020 and 2019 was approximately $0.1 million and $1.5 million, respectively, primarily from the Development Agreement, and is reflected as related party accounts receivable. There was no amount due to Ironwood at December 31, 2020 and approximately$0.1 million due to Ironwood at December 31, 2019.

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

Other Related Party Transactions

During the years ended December 31, 2020 and 2019, the Company recorded approximately $1.5 million and $0.2 million, respectively, of research and development costs to a related party which it engaged to provide research and development transaction support services.  The entity became a related party when Mark Currie, the Company’s President through December 31, 2020, joined its board in January 2020.  There was approximately $0.3 million and a de minimis amount due to the related party for the years ended December 31, 2020 and 2019, respectively.

4. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy.  The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2020 and 2019 and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$53,240	$—	$—	$53,240
Cash equivalents	$53,240	$—	$—	$53,240

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$93,859	$—	$—	$93,859
Cash equivalents	$93,859	$—	$—	$93,859

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Laboratory equipment	$—	$14,505
Software	2,214	2,232
Construction in progress	—	915
Computer and office equipment	44	1,890
Leasehold improvements	14,894	13,673
Property and equipment, gross	17,152	33,215
Less: accumulated depreciation and amortization	(10,287)	(21,602)
Property and equipment, net	$6,865	$11,613

As of December 31, 2020, and 2019, the Company’s property and equipment was primarily located in Cambridge, Massachusetts.

Depreciation and amortization expense of the Company’s property and equipment was approximately $2.3 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively. The Company has ceased using its current laboratory and office space for meaningful business activities as part of its plan to exit the facilities in early 2021. As such, the Company sold or disposed substantially all of its laboratory and office equipment during the year ended December 31, 2020. The Company recorded a total net loss on disposal of property and equipment of approximately $0.2 million for the year ended December 31, 2020, which includes a loss related to computer and office equipment of approximately $1.0 million and a gain related to the sale of laboratory equipment of approximately $0.8 million. The Company recorded a loss on disposal of property and equipment of approximately $0.8 million for the year ended December 31, 2019 which primarily related to leasehold improvements.Net loss on disposal of property and equipment is recognized as a component of operating expenses in the consolidated and combined statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019.

Fixed asset purchases included in accounts payable and accrued expenses was approximately $0.8 million on December 31, 2019, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accrued incentive compensation	$1,720	$3,767
Salaries and related	514	1,730
Accrued vacation	555	969
Professional fees	689	441
Accrued severance and benefit costs	3,640	2,009
Other	176	404
Accrued expenses and other current liabilities	$7,294	$9,320

7. Commitments and Contingencies

Other Funding Commitments

The Company enters into contracts in the normal course of business with clinical research organizations for clinical research and other third parties for preclinical research studies and testing and other services and products for operating purposes. These contracts are generally cancellable, with notice, at the Company’s option and do not have any significant cancellation penalties.

Guarantees

On September 6, 2018, Cyclerion was incorporated in Massachusetts and its officers and directors are indemnified for certain events or occurrences while they are serving in such capacity.  Prior to the Separation, the Company’s officers and directors were similarly indemnified under Delaware law.

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2020 or December 31, 2019.

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

On April 1, 2019, the Company entered into the Head Lease, a direct operating lease for its existing premises located at 301 Binney Street, Cambridge, MA consisting of approximately 114,000 rentable square feet of office and laboratory space on the first and second floors. The Head Lease is for a term of 123 months with two five-year extension options and certain expansion rights. The Head Lease includes a letter of credit of $7.7 million posted with the landlord as a security deposit, which is collateralized by a money market account recorded as restricted cash on the Company’s consolidated balance sheets as of December 31, 2019. Cyclerion has also entered into customary non-disturbance arrangements with the building landlord’s mortgagee and with the property ground lessor recognizing Cyclerion’s leasehold interest in this property.

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

On February 28, 2020 the Company entered into an amendment to its Head Lease. The Lease Amendment provides for the partial termination of the Company’s rights and obligations with respect to a portion of the leased premises of approximately 40,000 rentable square feet. The Company will continue to lease approximately 74,000 square feet including the area covered by the subleased premise, discussed below. The Company reduced its remaining lease payments through June 2029 by approximately $41.9 million. In connection with the Lease Amendment, the Company paid $6.3 million for a termination fee and $0.2 million for other initial direct costs, which will be deferred and recognized over the remaining lease term. The Company’s security deposit was reduced by approximately $2.7 million to approximately $5.0 million.

The Lease Amendment was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification of 9.7%, which resulted in a reduction of the ROU asset of $21.4 million and a reduction in the operating lease liabilities of $23.5 million. The Company recorded the resulting gain of approximately $2.1 million as a component of operating expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

On September 15, 2020 the Company entered into the Second Lease Amendment to its Head Lease. The Second Lease Amendment provides for the partial termination of the Company’s rights and obligations with respect to a portion of the leased premises of approximately 17,000 rentable square feet. The Surrender Space includes 15,700 rentable square feet being subleased by the Company to a subtenant. The Company will continue to lease approximately 57,000 square feet of space. The Company reduced its remaining lease payments through June 2029 by approximately $16.9 million. The Company paid no termination or other initial direct costs related to the execution of the Second Lease Amendment. The Company’s security deposit was reduced by approximately $1.2 million to approximately $3.8 million, which is classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2020.

The Second Lease Amendment was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification of 6.1%, which resulted in a reduction of the ROU asset of $5.9 million and a reduction in the operating lease liabilities of $5.5 million. The Company recorded the resulting loss of approximately $0.4 million as a component of operating expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

The Company had an operating lease right-of-use asset of approximately $43.4 million and $68.1 million related to the amended Head Lease recorded in its consolidated balance sheets as of December 31, 2020 and 2019, respectively. The Company had current operating lease liabilities of approximately $3.3 million and $3.4 million, and noncurrent operating lease liabilities of approximately $38.9 million and $70.5 million, related to the amended Head Lease recorded in its consolidated balance sheets as of December 31, 2020 and 2019, respectively.

Lease cost is recognized on a straight-line basis over the lease term. For the years ended December 31, 2020 and 2019, the Company recognized a total of approximately $8.6 million and $9.3 million, respectively, of total lease costs. Variable lease costs not subject to an index or rate are recognized as incurred. For the years ended December 31, 2020 and 2019, the Company recognized a total of approximately $2.2 million and $1.8 million, respectively, of variable lease costs related to the Head Lease, as amended.

Supplemental cash flow information related to leases for the periods reported is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Right-of-use assets obtained in exchange for new operating lease upon lease commencement (in thousands)	$—	$71,266
Decrease in right-of-use assets related to lease modifications	$27,333	$—
Decrease in operating lease liabilities due to lease modifications	$29,002	$—
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$7,411	$3,288
Cash received for tenant improvements included in the measurement of lease liabilities (in thousands)	$—	$2,289
Weighted-average remaining lease term of operating leases (in years)	8.5	9.5
Weighted-average discount rate of operating leases	6.1%	10.9%

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of December 31, 2020 are as follows (in thousands):

Operating Lease Payments
2021	5,742
2022	5,908
2023	6,080
2024	6,256
2025	6,438
2026 and thereafter	24,047
Total future minimum lease payments (receipts)	54,471
Less: present value adjustment	12,245
Operating lease liabilities at December 31, 2020	42,226
Less: current portion of operating lease liabilities	3,293
Operating lease liabilities, net of current portion	$38,933

On March 31, 2019, the Company entered into a short-term sublease of approximately 24,000 rentable square feet with Ironwood to provide temporary working space for a portion of its workforce while the buildout of the Company’s new premises was being completed. The sublease was for an initial one-month term with several one-month extension options. The Company subleased the space for approximately 1.5 months, vacating the space and terminating the sublease in mid-May 2019. The Company incurred approximately $0.2 million in rent expense related to the sublease, which is included in the total lease cost of $9.3 million, for the year ended December 31, 2019.

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

The Company determined that the Sublease Termination Agreement constitutes a non-monetary exchange under ASC 845 Nonmonetary Transactions (“ASC 845”) where, in return for the free rooms and the services, the Company agreed to terminate its rights and obligations under the sublease agreement. In accordance with ASC 845, the Company determined that the accounting for the transaction should be based on the fair value of assets or services involved. The Company estimated the fair value of the rooms and services to be approximately $1.5 million and $2.9 million, respectively. Accordingly, prepaid rooms and services of $4.4 million were recorded upon the sublease termination, of which $1.6 million is recorded in other current assets and $2.8 million is recorded in other assets in the consolidated balance sheets as of December 31, 2020. Termination fee income of $3.1 million was recognized related to the rooms and services, after considering the rent receivable balance of $1.3 million outstanding from the subtenant. The remaining unamortized direct costs of $0.2 million were written off. The effects of the Sublease Termination Agreement are recorded within sublease termination income, net in the consolidated and combined statements of operations and comprehensive loss.

The Company determined that the licensed rooms represent a lease under ASC 842. Once the Company obtains control of the rooms, the prepaid rooms balance will be reclassified from other assets to a ROU asset, and the related lease expense will be recorded on a straight-line basis over the lease term. The Company determined that the licensed services represent a non-lease component, which will be recognized separately from the lease component for this asset class. The expense related to the licensed services will be recognized on a straight-line basis over the period the services are received. Both the lease expense and services expense will be recognized as a component of research and development costs in the consolidated and combined statements of operations and comprehensive loss.

For the years ended December 31, 2020 and 2019, gross sublease income of $1.5 million and $0.4 million, respectively, and net sublease income of approximately $0.3 million and $0.1 million, respectively, was recorded in interest and other income, net in the consolidated and combined statements of operations and comprehensive loss.

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

The conversion of equity awards resulting from the Separation impacted approximately 143 employees and was treated as a Type 1 modification under ASC Topic 718, Share-Based Payments, as the awards are expected to vest under the original terms.  Incremental compensation expense was measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms were modified.  The fair value of RSUs and restricted stock awards was measured using the fair value stock price immediately before and immediately after the modification date which resulted in no incremental compensation expense.  The fair value of stock options was measured using the Black-Scholes option pricing method using the appropriate valuation assumptions immediately before and immediately after the modification date.  As a result of the modification, Cyclerion recognized a one-time incremental expense of approximately $0.3 million for the vested stock options and will recognize an incremental expense of approximately $7.5 million for the unvested stock options over their remaining vesting period.

The following table provides share-based compensation reflected in the Company’s consolidated and combined statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$6,799	$8,729
General and administrative	8,193	10,901
	$14,992	$19,630

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

A summary of stock option activity for the years ended December 31, 2020 and 2019 is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2018	—	$—	—	—
Aggregate impact of conversion related to spin-off	6,456,982	14.90	—	—
Granted	1,687,029	8.17	—	—
Exercised	(47,580)	8.22	—	—
Cancelled or forfeited	(692,795)	13.50	—	—
Outstanding as of December 31, 2019	7,403,636	$13.54	7.5	531
Granted	1,382,846	2.65	—	—
Exercised	(17,571)	2.01	—	—
Cancelled or forfeited	(1,342,555)	11.74	—	—
Outstanding as of December 31, 2020	7,426,356	$11.87	7.0	$1,178
Exercisable at December 31, 2020	4,020,960	$14.41	5.5	$191

During the years ended December 31, 2020 and 2019, the Company granted stock options to purchase an aggregate of 1,382,846 shares and 1,687,029, respectively, at weighted average grant date fair values per option share of $1.97 and $4.97, respectively. The total grant date fair value of options granted during the years ended December 31, 2020 and 2019 was $2.7 million and $8.4 million, respectively.

As of December 31, 2020, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested stock options held by Cyclerion’s employees is $14.6 million and the weighted average period over which that expense is expected to be recognized is 2.72 years.

The weighted-average Black-Scholes assumptions used in estimating the fair value of the stock options granted by Cyclerion following the Separation during the years ended December 31, 2020 and 2019 were as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Weighted average risk-free interest rate	0.43%	1.77%
Expected dividend yield	—	—
Expected option term (in years)	6.3	6.3
Expected stock price volatility	91.73%	65.20%

For the years ended December 31, 2020 and 2019, expected volatility was estimated using an average of the historical volatility of the common stock of a group of similar companies that were publicly traded.  The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

The Company has granted to certain employees performance based options to purchase shares of common stock. These options are subject to performance based milestone vesting. During the years ended December 31, 2020 and 2019 there were no shares that vested as a result of performance milestone achievements. The Company recorded no share-based compensation expense related to these performance-based options for the years ended December 31, 2020 and 2019.

Market-based Stock Options

The Company has granted to certain employees performance‑based options to purchase shares of common stock.  These options are subject to performance‑based milestone vesting. During the years ended December 31, 2020 and 2019 there were no shares that vested as a result of performance milestone achievements. The Company recorded no share-based compensation expense related to these performance-based options for the years ended December 31, 2020 and 2019.

The Company also has granted to certain employees stock options containing market conditions that vest upon the achievement of specified price targets of the Company’s share price for a period through December 31, 2024. Vesting is measured based upon the average closing price of the Company’s share price for any thirty consecutive trading days, subject to certain service requirements. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award, ranging from approximately 4.0 to 4.6 years. The Company accelerates expense when a stock price target is achieved prior to the derived service period. The Company does not reverse expense recognized if the share price target(s) are ultimately not achieved but expense is reversed when a stock award recipient has a break in service prior to the completion of the derived service period. For the years ended December 31, 2020 and 2019, the Company recorded $0.1 million and a de minimis amount of share-based compensation expense, respectively related to these stock options containing market conditions. As of December 31, 2020, there was $0.3 million of unrecognized compensation costs related to stock options containing market conditions, which is expected to be recognized over a weighted-average period of 8.89 years.

A summary of stock awards containing market conditions activity for the years ended December 31, 2020 and 2019 is as follows:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (in
	Options	Price	Term (years)	thousands)
Outstanding as of December 31, 2018	—	$—	$—	$—
Granted	675,000	2.01	—	—
Exercised	—	—	—	—
Cancelled or forfeited		—	—	—
Outstanding as of December 31, 2019	675,000	$2.01	$9.9	$479
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	(75,000)	$2.01	—	—
Outstanding as of December 31, 2020	600,000	$2.01	8.9	$630
Exercisable at December 31, 2020	—	$—	—	$—

The fair value of stock options containing market conditions is estimated using Monte Carlo simulations. No stock options containing market conditions were granted during the year ended December 31, 2020. The range of assumptions used to determine the fair value of awards granted during the year ended December 31, 2019 were as follows:

Year Ended
December 31, 2019
Weighted average risk-free interest rate	1.76%
Expected dividend yield	—
Derived service period (in years)	4.0 - 4.6
Expected stock price volatility	65.91%

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

A summary of RSU activity for the years ended December 31, 2020 and 2019 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2018	—	$—
Aggregate impact of conversion related to spin-off	932,469	15.55
Granted	133,705	11.76
Vested	(64,223)	15.72
Forfeited	(275,476)	15.54
Unvested as of December 31, 2019	726,475	$14.85
Granted	—	—
Vested	(221,181)	15.23
Forfeited	(210,381)	14.92
Unvested as of December 31, 2020	294,913	$14.52

As of December 31, 2020, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested restricted stock units by the Company’s employees is $2.4 million and the weighted-average period over which that expense is expected to be recognized is 1.85 years.

Restricted Stock Awards

Any of the Company’s non-employee directors who served as non-employee directors of Ironwood received shares of the Company’s unvested restricted stock in respect of any outstanding unvested awards of Ironwood restricted stock they held.  Such restricted stock awards were subject to the vesting schedule set forth in the original Ironwood restricted stock award. On April 1, 2019, the Company made grants of 21,942 shares of its restricted stock at a weighted average grant date fair value of $14.81 to its non-employee directors who did not hold Ironwood restricted stock prior to the distribution. Such restricted stock awards have an equivalent value to the shares of the Company’s restricted stock granted to its non-employee directors who held Ironwood restricted stock prior to the distribution, and have been pro-rated to reflect each non-employee director’s period of service with the Company from the date of the distribution to the anticipated date of the first annual grant.  These restricted stock awards fully vested on May 30, 2019. The Company did not grant any restricted stock awards during the year ended December 31, 2020.

10. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Prior to April 1, 2019, there were no Cyclerion shares outstanding, as such, the shares outstanding immediately after the distribution and the private placement were used to calculate the basic and diluted net loss per share for the year ended December 31, 2019.

Basic and diluted earnings per share are calculated as follows:

	Year Ended December 31,
	2020	2019
Numerator:
Net loss (in thousands)	$(77,802)	$(123,008)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	30,403	27,380
Net loss per share — basic and diluted	$(2.56)	$(4.49)

For the year ended December 31, 2020 8,026,356 shares of common stock related to stock options and 294,913 shares of common stock related to RSUs were excluded from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive.

11. Income Taxes

There was no provision for income taxes for the years ended December 31, 2020, and 2019, due to the Company’s operating losses and a full valuation allowance on deferred tax assets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows (in thousands):

	Year Ended December 31,
	2020	2019
U.S.	$(77,884)	$(122,437)
International	82	31
Loss before benefit from income taxes	$(77,802)	$(122,406)
Income tax benefit using U.S. federal statutory rate	$(16,338)	$(25,705)
State income taxes, net of federal benefit	(5,619)	(7,548)
Non-deductible share-based compensation	16	55
Share-based compensation - shortfalls/(windfalls)	1,047	273
Permanent differences	(94)	1,528
Tax credits	(2,469)	(4,875)
Separation-related adjustments	—	9,800
Other	(16)	(6)
Change in valuation allowance	23,473	26,478
	$—	$—

The effective income tax rate is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

Deferred tax assets (liabilities) consist of the following as of December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$27,007	$17,228
Tax credit carryforwards	7,185	3,733
Share-based compensation	5,890	3,593
Operating lease - liability	11,536	20,195
Property and equipment	1,362	1,954
Capitalized research and development	12,684	—
Accruals and reserves	518	1,561
Total deferred tax assets	$66,182	$48,264

Deferred tax liabilities:
Operating lease - right of use asset	$(11,857)	$(18,615)
Prepaid sublease termination	(1,203)	—
Total deferred tax liabilities	(13,060)	(18,615)
Net deferred tax assets	53,122	29,649

Valuation allowance	(53,122)	(29,649)
Net deferred tax assets	$—	$—

Management of Cyclerion has evaluated the positive and negative evidence bearing upon the possible realization of its deferred tax assets. Management has considered the Company's history of operating losses, in addition to the expected timing of the reversal of existing temporary differences and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets.  Accordingly, the net deferred tax assets have been fully reserved at December 31, 2020 and December 31, 2019. Management reevaluates the positive and negative evidence on a quarterly basis.

The valuation allowance increased by approximately $23.5 million during the year ended December 31, 2020 primarily due to increases in capitalized research and development expenses, net operating losses, tax credit carryforwards and deferred tax assets related to share-based compensation.

Cyclerion did not generate net operating loss carryforwards or tax credit carryforwards available for its use until its inception and operation as a standalone legal entity.  At December 31, 2020 and 2019, Cyclerion has federal net operating loss carryforwards of approximately $98.8 million and $63.1 million, respectively, to offset future federal taxable income that will be carried forward indefinitely until utilized. As of December 31, 2020, and 2019, Cyclerion had state net operating loss carryforwards of approximately $98.9 million and $63.1 million, respectively, to offset future state taxable income, which will begin to expire in 2039 and will continue to expire through 2040.  Cyclerion also had tax credit carryforwards of approximately $7.5 million and $3.8 million as of December 31, 2020 and 2019, respectively, to offset future federal and state income taxes.  Federal credits begin to expire in 2039 and will continue to expire through 2040.  State credits begin to expire in 2022 and continue through 2034.

The Company’s ability to use its operating loss carryforwards and tax credits to offset future taxable income could be subject to restrictions under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). These potential restrictions may limit the future use of the operating loss carryforwards and tax credits if certain ownership changes described in the Internal Revenue Code occur.  Changes in stock ownership may occur that would create these limitations on the Company’s use of the operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist.

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

Upon audit, taxing authorities may challenge all or part of an uncertain income tax position. While Cyclerion has no history of tax audits since its inception on a standalone basis, it may be subject to tax audits by federal and state taxing authorities in the future.  Accordingly, Cyclerion regularly assesses the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. Cyclerion had no unrecognized tax benefits as of December 31, 2020 and 2019. Cyclerion will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2020 and 2019, no interest or penalties have been accrued. There are no current federal or state income tax audits in progress.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic, which among other things contains numerous income tax provisions, some of which are effective retroactively for fiscal years ended before the date of enactment. The CARES Act includes certain tax relief provisions, including modifications to the NOL rules, including a provision to carryback losses from 2018 – 2020 tax years, temporary changes to business interest expense disallowance rules (IRC §163(j)), qualified improvement property, payroll tax delays/ credits, and several other tax and non-tax benefits. These tax provisions should have no significant income tax ramifications for Cyclerion, but the Company will continue to monitor any changes and guidance in order to consider potential opportunities.  The CARES Act also created a program called the Paycheck Protection Program (“PPP”) to be administered by the Small Business Administration (“SBA”). Cyclerion received $3.5 million of loan proceeds on April 21, 2020 under the PPP, as fully described in Note 2, Summary of Significant Accounting Policies.

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

Included in compensation expense for employees that are directly attributable to Cyclerion is approximately $0.5 million and $0.6 million for years ended December 31, 2020 and 2019, respectively.

13. Workforce Reduction

2020 Workforce Reduction

On November 5, 2020, the Company began a reduction of its current workforce by approximately forty-eight (48) full-time employees in order to align its resources with its current priorities of focusing on the MELAS study, the planned ADv study and further characterization of CY6463 novel pharmacology.

The Company estimates total costs related to the workforce reduction to be approximately $5.0 million including approximately $0.1 million in stock-based compensation from the modification of certain share-based equity awards.

The Company reduced its workforce by approximately thirty-one (31) employees in the fourth quarter of 2020 and recorded approximately $4.1 million of severance and benefits costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, or ASC 420, including a de minimis amount of stock-based compensation expense, for the year ended December 31, 2020. The workforce reduction is expected to be completed by the end of the first quarter of 2021.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the year ended December 31, 2020 (in thousands):

	Amounts accrued at December 31, 2019	Charges	Amount paid	Adjustments	Amounts accrued at December 31, 2020
2020 workforce reduction	$—	$4,040	$400	$—	$3,640
Total	$—	$4,040	$400	$—	$3,640

2019 Workforce Reduction

On October 30, 2019, the Company began a reduction of its current workforce by approximately thirty (30) full-time employees in order to align its resources with its ongoing clinical and preclinical programs, innovation strategy and partnering efforts.

The workforce reduction was substantially completed during the year ended December 31, 2019, in which the Company recorded approximately $2.8 million of severance and benefits costs in accordance with ASC 420.  The Company recorded approximately $0.2 million of severance and benefits costs and a de minimis amount of adjustments during the year ended December 31, 2020.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the years ended December 31, 2020 and 2019 (in thousands):

	December 31, 2018	Charges	Amount paid	Amounts accrued at December 31, 2019	Charges	Amount paid	Adjustments	Amounts accrued at December 31, 2020
2019 workforce reduction	$—	$2,807	$798	$2,009	$158	$2,137	$(30)	$—
Total	$—	$2,807	$798	$2,009	$158	$2,137	$(30)	$—