Form 10-Q
period 2021-06-30
Cyclerion Therapeutics, Inc.
filed 2021-07-29
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 27, 2021, the registrant had 43,276,749 shares of common stock, no par value, outstanding.

CYCLERION PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the following:

•	the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching and commercializing our product candidates, including CY6463;
•	the coronavirus (“COVID-19”) pandemic affecting our clinical trials and other operating activities;
•	our relationships with third parties, collaborators and our employees;
•	our ability to execute our strategic priorities;
•	our ability to finance our operations and business initiatives;
•	the success of collaboration or license arrangements of our product candidates;
•	whether the praliciguat out-license will result in the creation of any therapies for the treatment of patients with kidney disease;
•	the uncertain utility, development, promise, and commercialization of praliciguat;
•	whether any development, regulatory, and commercialization milestones or royalty payments provided for in the agreement with Akebia (as defined below) will be achieved;
•	the impact on our business of workforce and expense reduction initiatives;
•	our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies;
•	the safety profile and related adverse events of our product candidates;
•	the efficacy and perceived therapeutic benefits of our product candidates, their potential indications and their market potential;
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

•	our ability to compete with other companies that are or may be developing or selling products that are competitive with our product candidates;
•	the impact of government regulation in the life sciences industry, particularly with respect to healthcare reform;
•	potential indemnification liabilities we may owe to Ironwood after the Separation (as defined below); and
•	trends and challenges in the markets for our potential products.

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

Cyclerion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$70,390	$54,395
Related party accounts receivable	—	127
Prepaid expenses	766	816
Other current assets	1,833	3,163
Total current assets	72,989	58,501
Restricted cash, net of current portion	—	3,837
Property and equipment, net	153	6,865
Operating lease right-of-use asset	—	43,402
Other assets	2,590	2,773
Total assets	$75,732	$115,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,386	$1,149
Related party accounts payable	—	286
Accrued research and development costs	2,240	1,421
Accrued expenses and other current liabilities	3,375	7,294
Short-term note payable	3,509	3,509
Current portion of operating lease liabilities	—	3,293
Total current liabilities	10,510	16,952
Operating lease liabilities, net of current portion	—	38,933
Commitments and contingencies	—	—
Stockholders' equity
Common stock, no par value, 400,000,000 shares authorized and 43,275,249 issued and outstanding at June 30, 2021 and 400,000,000 shares authorized and 34,047,300 issued and outstanding at December 31, 2020	—	—
Accumulated deficit	(193,010)	(163,429)
Paid-in capital	258,258	222,949
Accumulated other comprehensive loss	(26)	(27)
Total stockholders' equity	65,222	59,493
Total liabilities and stockholders' equity	$75,732	$115,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Revenue from license agreement	$3,000	$—	$3,000	$—
Revenue from development agreement	—	—	62	—
Revenue from related party	—	749	$—	$1,763
Total revenues	3,000	749	3,062	1,763
Cost and expenses:
Research and development	12,054	13,794	20,146	30,619
General and administrative	6,241	6,627	11,606	13,518
(Gain) / loss on lease modification and termination	881	—	881	(2,113)
Total cost and expenses	19,176	20,421	32,633	42,024
Loss from operations	(16,176)	(19,672)	(29,571)	(40,261)
Interest and other income, net	(6)	138	(10)	499
Net loss	$(16,182)	$(19,534)	$(29,581)	$(39,762)
Net loss per share:
Basic and diluted net loss per share	$(0.45)	$(0.70)	$(0.85)	$(1.43)
Weighted average shares used in calculating:
Basic and diluted net loss per share	35,707	27,791	34,899	27,730

Other comprehensive loss:
Net loss	$(16,182)	$(19,534)	$(29,581)	$(39,762)
Other comprehensive loss:
Foreign currency translation adjustment (loss) gain	1	(12)	1	(10)
Comprehensive loss	$(16,181)	$(19,546)	$(29,580)	$(39,772)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands except share data)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	capital	deficit	loss	equity (deficit)
Balance at December 31, 2019	27,598,133	$—	$183,376	$(85,627)	$(20)	$97,729
Net loss	—	—	—	(20,228)	—	$(20,228)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	156,761	—	1		—	$1
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	4,036		—	$4,036
Foreign currency translation adjustment					2	$2
Balance at March 31, 2020	27,754,894	—	187,413	(105,855)	(18)	81,540
Net loss	—	—	—	(19,534)	—	(19,534)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	102,816	—	155	—	—	155
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	3,952	—	—	3,952
Foreign currency translation adjustment	—	—	—	—	(12)	(12)
Balance at June 30, 2020	27,857,710	$—	$191,520	$(125,389)	$(30)	$66,101

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands except share data)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	capital	deficit	loss	equity (deficit)
Balance at December 31, 2020	34,047,300	$—	$222,949	$(163,429)	$(27)	$59,493
Net loss	—	—	—	(13,399)	—	(13,399)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	82,625	—	27	—	—	27
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	1,921	—	—	1,921
Share‑based compensation expense related to issuance of stock options to non-employees	—	—	391	—	—	391
Foreign currency translation adjustment	—	—	—	—	—	—
Balance at March 31, 2021	34,129,925	—	225,288	(176,828)	(27)	48,433
Net loss	—	—	—	(16,182)	—	(16,182)
Issuance of common stock - June 2021 equity private placement and ATM	9,087,547	—	30,497	—	—	30,497
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	57,777	—	133	—	—	133
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	1,942	—	—	1,942
Share‑based compensation expense related to issuance of stock options and RSUs to non-employees	—	—	398	—	—	398
Foreign currency translation adjustment	—	—	—	—	1	1
Balance at June 30, 2021	43,275,249	$—	$258,258	$(193,010)	$(26)	$65,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,581)	$(39,762)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	376	1,239
Net loss on disposal of property and equipment	6,322	194
(Gain) / loss on lease modification and termination	881	(2,113)
Share-based compensation expense	4,652	7,989
Changes in operating assets and liabilities:
Related party accounts receivable	127	723
Prepaid expenses	50	(294)
Other current assets	(121)	38
Operating lease assets	1,344	(4,555)
Other assets	183	(851)
Accounts payable	237	(246)
Related party accounts payable	(286)	294
Accrued research and development costs	819	(549)
Operating lease liabilities	(1,048)	(1,342)
Accrued expenses and other current liabilities	(3,919)	(4,166)
Net cash (used in) operating activities	(19,964)	(43,401)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(1,480)
Proceeds from sale of property and equipment	1,464	59
Net cash provided by (used in) investing activities	1,464	(1,421)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from June 2021 equity private placement and ATM	30,497	—
Proceeds from exercises of stock options and ESPP	160	155
Proceeds from short-term note payable	—	3,509
Net cash provided by financing activities	30,657	3,664
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,158	(41,168)
Cash, cash equivalents and restricted cash, beginning of period	58,232	102,621
Cash, cash equivalents and restricted cash, end of period	$70,390	$61,453
Supplemental cash flow disclosure:
Cash paid for initial direct costs of lease modification	$—	$6,507
Non-cash investing activities
Fixed asset purchases in accounts payable and accrued expenses	$—	$9
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$70,390	$56,462
Restricted cash	—	4,991
Total cash, cash equivalents and restricted cash	$70,390	$61,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) is a clinical-stage biopharmaceutical company on a mission to develop treatments that restore cognitive function. Our lead asset, CY6463 (previously known as, IW-6463), is a pioneering, central nervous system (“CNS”)-penetrant, soluble guanylate cyclase (sGC) stimulator that is currently in clinical development for Alzheimer’s disease with vascular pathology (ADv), and Mitochondrial Encephalomyopathy, Lactic Acidosis and Stroke-like episodes (MELAS), and cognitive impairment associated with schizophrenia (CIAS). sGC stimulators are small molecules that act synergistically with nitric oxide (NO) as positive allosteric modulators of sGC to boost production of cyclic guanosine monophosphate (cGMP). cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions in the CNS including neuronal function, neuroinflammation, cellular bioenergetics, and vascular function.

Cyclerion GmbH, a wholly owned subsidiary, was incorporated in Zug, Switzerland on May 3, 2019. Cyclerion GmbH is an operational entity with one employee who is the Company’s Chief Scientific Officer. The functional currency is the Swiss franc.

Cyclerion Securities Corporation, a wholly owned subsidiary, was incorporated in Massachusetts on November 15, 2019, and was granted securities corporation status in Massachusetts for the 2019 tax year. Cyclerion Securities Corporation has no employees.

Company Overview

The Company’s mission is to develop treatments that restore cognitive function. Its priorities are advancing its ongoing CY6463 clinical programs and next generation compound, CY3018.

CNS assets. CY6463 is an orally administered CNS-penetrant sGC stimulator that is being developed as a symptomatic and potentially disease modifying therapy for serious CNS diseases. Nitric oxide sGC-cGMP is a fundamental CNS signaling network, but it has not yet been leveraged for its full therapeutic potential. CY6463 enhances the brain’s natural ability to produce cGMP, an important second messenger in the CNS, by stimulating sGC, a key node in the NO-sGC-cGMP pathway. This pathway is critical to basic CNS functions and deficient NO-sGC-cGMP signaling is believed to play an important role in the pathogenesis of neurodegenerative diseases. Agents that stimulate sGC to produce cGMP may compensate for deficient NO signaling.

On January 13, 2020, we announced positive results from our Phase 1 first-in-human study that provided the foundation for continued development of CY6463. The Phase 1 healthy participant study results indicate that CY6463 was well tolerated. Pharmacokinetic (PK) data, obtained from both blood and cerebral spinal fluid (CSF), support once-daily dosing, with or without food, and demonstrated CY6463 penetration of the blood-brain-barrier with CSF concentrations expected to be pharmacologically active.

On October 14, 2020, we announced positive topline results from our CY6463 Phase 1 translational pharmacology study in healthy elderly participants. Treatment with CY6463 for 15-days in this 24-subject study confirmed and extended results seen in the earlier first-in-human Phase 1 study: once daily oral treatment demonstrated blood-brain-barrier penetration with expected CNS exposure and target engagement. Results also showed significant improvements in neurophysiological and objective performance measures as well as in inflammatory biomarkers associated with aging and neurodegenerative diseases. CY6463 was shown to be safe and generally well tolerated. Significant effects on cerebral blood flow and markers of bioenergetics were not observed in this study of healthy elderly participants. We believe that these results, together with nonclinical data, support continued development of CY6463 as a potential new medicine for serious CNS diseases.

We have initiated our CY6463 Phase 2a clinical trial in adult participants with MELAS. Startup activities are ongoing for our Phase 2a clinical trial in ADv, with enrollment expected to begin in mid-2021.The ADv study will be supported in part by a grant from the Alzheimer’s Association’s Part the Cloud-Gates Partnership Grant Program, which provides Cyclerion with $2 million of funding over two years. Startup activities are ongoing for our Phase 1b clinical study in CIAS, with enrollment expected to begin in the second half of 2021.

Our next generation CNS asset, CY3018, is a differentiated CNS-penetrant sGC stimulator with greater CSF-to-plasma exposure relative to CY6463. CY3018 is intended to expand the potential of sGC stimulation for the treatment of disorders of the CNS.

Non-CNS assets. We have other assets that are outside of our current strategic focus. These non-core assets are not being internally developed at this time and with the exception of praliciguat, are available for licensing to a third-party partner. Praliciguat is an orally administered, once-daily systemic sGC stimulator. On June 3, 2021, we entered into a License Agreement with Akebia Therapeutics, Inc. (“Akebia”) relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing the pharmaceutical compound praliciguat and other related products and forms thereof enumerated in such agreement. Olinciguat is an orally administered, once-daily, vascular sGC stimulator that was evaluated in a Phase 2 study of participants with sickle cell disease. We released topline results from this study in October 2020.

The Separation

On April 1, 2019, Ironwood Pharmaceuticals, Inc. (“Ironwood”) completed the separation of its sGC business, and certain other assets and liabilities, into a separate, independent publicly traded company by way of a pro-rata distribution of all of the outstanding shares of common stock of Cyclerion Therapeutics, Inc. through a dividend distribution of one share of the Company’s common stock, with no par value per share, for every 10 shares of Ironwood common stock held by Ironwood stockholders as of the close of business on March 19, 2019, the record date for the Distribution (the entire transaction being the “Separation”). As a result of the Separation, the Company became an independent public company and commenced trading under the symbol “CYCN” on the Nasdaq Global Select Market on April 2, 2019.

June 2021 Equity Private Placement

On June 3, 2021, the Company entered into a Common Stock Purchase Agreement (the “June 2021 Equity Private Placement”) for the private placement of 5,735,988 shares of the Company’s common stock, for total gross proceeds of approximately $18 million. The closing of the June 2021 Equity Private Placement occurred on June 7, 2021. The Company did not utilize the services of a placement agent or broker and accordingly incurred no material related transaction fees or commissions.

At-the-Market Offering

On July 24, 2020, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof for an aggregate initial offering price not to exceed $150.0 million. The Shelf was declared effective as of July 31, 2020. On September 3, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering (the “ATM Offering”) under the Shelf. Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. During the three and six months ended June 30, 2021, the Company sold 3,351,559 shares of its common stock for net proceeds of $12.5 million under the ATM Offering, after deducting commissions paid to Jefferies of approximately $0.4 million.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2021, and 2020 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

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

The Company has experienced negative operating cash flows for all historical periods presented and the Company expects these losses to continue into the foreseeable future as the Company continues the development and clinical testing of its product candidate CY6463, CY3018 and its discovery research programs. Through June 30, 2021, the Company had raised an aggregate of $219.8 million in net proceeds from equity private placements and the ATM Offering.

After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash and cash equivalents as of June 30, 2021, the Company did not identify conditions or events that would raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s 2020 annual report on Form 10-K. The Company includes herein certain updates to those policies.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the amounts of expenses during the reported periods. On an ongoing basis, the Company’s management evaluates its estimates, judgments, and methodologies. Significant estimates and assumptions in the consolidated financial statements include those related to revenue, impairment of long-lived assets, valuation procedures for right-of-use assets and operating lease liabilities, income taxes, including the valuation allowance for deferred tax assets, research and development expenses, contingencies, share-based compensation and going concern. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the consolidated financial statements, the Company did not adopt any new accounting pronouncements during the six months ended June 30, 2021 that had a material effect on its consolidated financial statements.

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

In May 2021 the FASB issued Accounting Standards Update No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force (EITF) , which amends the FASB Accounting Standards Codification (ASC or the “Codification”) to provide explicit guidance, and, thus, reduce diversity in practice, on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. This amendment provides that for an entity that presents earnings per share (EPS) in accordance with Topic 260, the effects of a modification or an exchange of a freestanding equity-classified written call option that is recognized as a dividend should be an adjustment to net income (or net loss) in the basic EPS calculation. The amended guidance becomes mandatorily effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively to modifications or exchanges occurring on or after the effective date. The Company is currently evaluating the impact that ASU 2021-04 will have on its consolidated financial statements and related disclosures.

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

Under the Development Agreement, the Company provided certain research and development services to Ironwood at mutually agreed upon rates and the amounts earned are recorded as revenue from related party for the three and six months ended June 30, 2020. Such research and development activities were governed by a joint steering committee composed of representatives of both Ironwood and the Company. Ironwood and the Company have agreed not to renew the Development Agreement beyond the end of its initial term on March 31, 2021. These transactions under the Development Agreement were considered related party transactions due to Mark Currie’s role as President of the Company through December 31, 2020, and board member of Ironwood. In January 2021, Mark Currie’s role transitioned from President of the Company to a senior advisor on a consulting basis. Therefore, effective January 2021, transactions under the Development Agreement are no longer accounted for as related party transactions. The Company recorded approximately $0.8 million and $1.8 million as related party revenue for the three and six months ended June 30, 2020, respectively.

4. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements as of June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$64,407	$—	$—	$64,407
Cash equivalents	$64,407	$—	$—	$64,407

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$53,240	$—	$—	$53,240
Cash equivalents	$53,240	$—	$—	$53,240

During the six months ended June 30, 2021, and 2020, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

The Company believes the carrying amounts of its prepaid expenses and other current assets, restricted cash, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these amounts.

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Software	$2,214	$2,214
Computer and office equipment	44	44
Leasehold improvements	—	14,894
Property and equipment, gross	2,258	17,152
Less: accumulated depreciation and amortization	(2,105)	(10,287)
Property and equipment, net	$153	$6,865

As of June 30, 2021, and December 31, 2020, the Company’s property and equipment was primarily located in Cambridge, Massachusetts.

Depreciation and amortization expense of the Company’s property and equipment was approximately $0.1 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $0.4 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.

During the three and six months ended June 30, 2021, the Company wrote off $6.3 million of leasehold improvements as a result of its Head Lease termination (see Note 8 to the Condensed Consolidated Financial Statements) and recorded a non-cash loss of $6.3 million. The loss on disposal of property and equipment was recognized as a component of operating expenses in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued incentive compensation	$724	$1,720
Salaries	489	514
Accrued vacation	336	555
Professional fees	965	689
Accrued severance and benefit costs	639	3,640
Other	222	176
Accrued expenses and other current liabilities	$3,375	$7,294

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of June 30, 2021 and December 31, 2020.

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

On February 28, 2020, the Company amended the Head Lease. The Lease Amendment partially terminated the Company’s rights and obligations with respect to an approximately 40,000 rentable square feet. The Company continued to lease the remaining space of approximately 74,000 square feet including the area covered by the subleased premise, discussed below. In connection with this Lease Amendment, the Company reduced its remaining lease payments through June 2029 by approximately $41.9 million and paid a $6.3 million termination fee and $0.2 million related to other initial direct costs, which were deferred and recognized over the remaining lease term. The Company’s security deposit was also reduced by approximately $2.7 million to approximately $5.0 million.

The Lease Amendment was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the Right-of-Use (“ROU”) assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification of 9.7%, which resulted in a reduction of the ROU asset of $21.4 million and a reduction in the operating lease liabilities of $23.5 million. The Company recorded the resulting gain of approximately $2.1 million as a component of operating expenses in the condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

On September 15, 2020, the Company entered into the Second Lease Amendment to its Head Lease. The Second Lease Amendment partially terminated the Company’s rights and obligations with respect to approximately 17,000 rentable square feet (the “Surrender Space”), including 15,700 rentable square feet subleased by the Company to a subtenant. The Company continues to lease approximately 57,000 square feet of space, under terms of the Second Lease Amendment. The Company reduced its remaining lease payments through June 2029 by approximately $16.9 million. The Company paid no termination or other initial direct costs related to the execution of the Second Lease Amendment. The Company’s security deposit was reduced by approximately $1.2 million to approximately $3.8 million,

The Second Lease Amendment was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification of 6.1%, which resulted in a reduction of the ROU asset of $5.9 million and a reduction in the operating lease liabilities of $5.5 million. The Company recorded the resulting loss of approximately $0.4 million as a component of operating expenses in the condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

On April 30, 2021, the Company entered into a Termination Agreement for its Head Lease as initially amended on February 28, 2020, and further amended on September 15, 2020. Pursuant to the Termination Agreement, the Company surrendered the leased space of approximately 57,000 square feet to the building’s landlord. The Company did not pay any termination fees in connection with the Termination Agreement. As a result of the termination of the Head Lease, the related right-of-use asset was written off, the lease liability was derecognized, and the $3.8 million security deposit was returned to the Company and recorded as part of our cash balance. In total, the Company recognized a loss on the termination of the Head Lease of $0.9 million during the three months ended June 30, 2021. The loss is included in “General and administrative” expenses on our condensed consolidated statement of operations and comprehensive loss.

The Company had an operating lease ROU asset of approximately $43.4 million related to the amended Head Lease recorded in its condensed consolidated balance sheets as of December 31, 2020. The Company had current and non-current operating lease liabilities of approximately $3.3 million and $38.9 million, respectively, related to the amended Head Lease recorded in its consolidated balance sheets as of December 31, 2020.

Lease cost is recognized on a straight-line basis over the lease term. For the three and six months ended June 30, 2021, the Company recognized a total of approximately $0.6 million and $2.2 million, respectively, of total lease costs. Variable lease costs not subject to an index or rate are recognized as incurred. For the three and six months ended June 30, 2021, the Company recognized a total of approximately $0.2 million and $0.7 million, respectively, of variable lease costs related to the Head Lease, as amended.

For the three and six months ended June 30, 2020, the Company recognized a total of approximately $2.2 million and $4.9 million, respectively, of total lease costs and $0.5 million and $1.5 million, respectively, of variable lease costs, related to the Head Lease, as amended.

Supplemental cash flow information related to leases for the six months ended June 30, 2021 is as follows:

	Six Months Ended June 30,
	2021	2020
Decrease in right-of-use assets related to lease modifications and termination	$42,058	$21,386
Decrease in operating lease liabilities due to lease modifications and termination	$41,177	$23,499
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$1,887	$4,249
Weighted-average remaining lease term of operating leases (in years)	—	9.0
Weighted-average discount rate of operating leases	—	9.7%

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

For the six months ended June 30, 2020, gross sublease income of $0.5 million was recorded related to the sublease. Net sublease income of approximately $0.1 million was recorded in interest and other income in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2020.

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

The Company determined that the Sublease Termination Agreement constitutes a non-monetary exchange under ASC 845 Nonmonetary Transactions (“ASC 845”) where, in return for the free rooms and the services, the Company agreed to terminate its rights and obligations under the sublease agreement. In accordance with ASC 845, the Company determined that the accounting for the transaction should be based on the fair value of assets or services involved. The Company estimated the fair value of the rooms and services to be approximately $1.5 million and $2.9 million, respectively. Accordingly, prepaid rooms and services of $4.4 million were recorded upon the sublease termination, of which $1.8 million is recorded in other current assets and $2.6 million is recorded in other assets in the condensed consolidated balance sheets as of June 30, 2021. Termination fee income of $3.1 million was recognized related to the rooms and services, after considering the rent receivable balance of $1.3 million outstanding from the subtenant. The remaining unamortized direct costs of $0.2 million were written off.

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

The following table provides share-based compensation reflected in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021, and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$935	$1,880	$1,917	$3,801
General and administrative	1,405	2,073	2,735	4,188
	$2,340	$3,953	$4,652	$7,989

A summary of stock option activity for the six months ended June 30, 2021, is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2020	7,426,356	$11.87	7.0	1,178
Granted	510,000	3.20
Exercised	(41,078)	2.21
Cancelled or forfeited	(1,174,680)	10.02
Outstanding as of June 30, 2021	6,720,598	$11.59	6.8	$2,312
Exercisable at June 30, 2021	4,127,008	$13.91	5.7	$563

As of June 30, 2021, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options held by the Company’s employees is $10.9 million and the weighted average period over which that expense is expected to be recognized is 3.18 years.

A summary of RSU activity for the six months ended June 30, 2021 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2020	294,913	$14.52
Vested	(71,854)	15.70
Forfeited	(97,704)	14.41
Unvested as of June 30, 2021	125,355	$13.91

As of June 30, 2021, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested restricted stock units by the Company’s employees is 1.2 million and the weighted-average period over which that expense is expected to be recognized is 1.5 years.

The Company has granted to certain employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the three and six months ended June 30, 2021, and 2020 there were no shares that vested as a result of performance milestone achievements. The Company recorded no share-based compensation expense related to these performance-based options for the three and six months ended June 30, 2021, and 2020.

The Company also has granted to certain employees stock options containing market conditions that vest upon the achievement of specified price targets of the Company’s share price for a period through December 31, 2024. Vesting is measured based upon the average closing price of the Company’s share price for any thirty consecutive trading days, subject to certain service requirements. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award, ranging from approximately 4.0 to 4.6 years. The Company accelerates expense when a stock price target is achieved prior to the derived service period. The Company does not reverse expense recognized if the share price target(s) are ultimately not achieved but expense is reversed when a stock award recipient has a break in service prior to the completion of the derived service period. For each of the three months ended June 30, 2021, and 2020, the Company recorded a de minimis amount of share-based compensation expense, respectively related to these stock options containing market conditions. During the six months ended June 30, 2021, 150,000 stock options containing market conditions were forfeited with a weighted average exercise price of $2.01. As of June 30, 2021, there were 450,000 outstanding stock options containing market conditions with a weighted average exercise price of $2.01. As of June 30, 2021, there was $0.2 million of unrecognized compensation costs related to stock options containing market conditions, which is expected to be recognized over a weighted-average period of 2.67 years.

10. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss (in thousands)	$(16,182)	$(19,534)	$(29,581)	$(39,762)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	35,707	27,791	34,899	27,730
Net loss per share — basic and diluted	$(0.45)	$(0.70)	$(0.85)	$(1.43)

For both the three and six months ended June 30, 2021 there were 6,720,598 shares of common stock related to stock options and 125,355 shares of common stock related to RSUs excluded from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive.

For the three months ended June 30, 2020, 7,717,184 shares of common stock related to stock options and 474,923 shares of common stock related to RSU’s were excluded from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive.

11. Defined Contribution Plan

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

Included in compensation expense is a de minimis amount and approximately $0.2 million related to the defined contribution 401(k) Savings Plan for the three and six months ended June 30, 2021, respectively and approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2020, respectively.

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

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the six months ended June 30, 2021 (in thousands):

	Amounts accrued at December 31, 2020	Charges	Amount paid	Adjustments	Amounts accrued at June 30, 2021
2020 workforce reduction	$(3,640)	$(858)	$3,859	$—	$(639)
Total	$(3,640)	$(858)	$3,859	$—	$(639)

13. License Agreement

Akebia License Agreement

On June 3, 2021, the Company and Akebia entered into a License Agreement (the “License Agreement”) relating to the exclusive worldwide license by the Company to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing the pharmaceutical compound known as praliciguat and other related products and forms thereof enumerated in the License Agreement (collectively, the “Products”). Pursuant to the License Agreement, Akebia will be responsible for all future research, development, regulatory, and commercialization activities for the Products.

Akebia paid a $3.0 million up-front payment to the Company upon signing of the License Agreement and the Company is eligible to receive additional milestone cash payments of up to $12.0 million in the next 18 months. Further milestone cash payments by Akebia are scheduled in the License Agreement based on the initiation of phase 3 clinical trials in the U.S. for Products for first and second indication, for FDA approvals, for approvals in certain other major markets, and for certain sales milestones. In addition to these cash milestone payments, Akebia will pay the Company tiered royalty payments on net sales in certain major markets at percentages ranging from the mid-single digits to the high-teens, subject to certain reductions and offsets.

Pursuant to the License Agreement, the Company determined the License Agreement represents a service arrangement under the scope of ASC 606. Given the reversion of the rights under the License Agreement represents a penalty in substance for a termination by Akebia, the contract term would be the stated term of the License Agreement.

The Company determined that the grant of license to our patents and trademarks, know how transfer, the assignment of regulatory submissions and trademarks and additional knowledge transfer assistance obligations represent a single promise and performance obligation to be transferred to Akebia over time due to the nature of the promises in the contract. The provision of development materials on hand was identified as a separate performance obligation. However, it is immaterial in the context of the contract as the development materials are low value and do not have an alternative use to us.

The consideration related to sales-based milestone payments, including royalties, will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license. The Company will re-evaluate the probability of achievement of the milestones and any related constraints each reporting period.

The Company did not have any accounts receivable balances due from Akebia as of June 30, 2021.

14. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date through the date the condensed consolidated financial statements were issued and determined that there were no such events requiring recognition or disclosure in the condensed consolidated financial statements.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing innovative medicines for people with serious diseases of the CNS, including cognitive and neurodegenerative disorders. Our current lead asset, CY6463, is a pioneering CNS-penetrant sGC stimulator in clinical development for MELAS, ADv, and CIAS. sGC stimulators are small molecules that act synergistically with nitric oxide on sGC to boost production of cyclic guanosine monophosphate, or cGMP. cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions in the CNS including blood flow and vascular dynamics, inflammatory and fibrotic processes, bioenergetics, metabolism and neuronal function.

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

We have initiated our CY6463 Phase 2a clinical trial in adult participants with MELAS. Study start-up activities are ongoing for our Phase 2a clinical trial in ADv, with enrollment expected to begin in mid-2021. The ADv study will be supported in part by a grant from the Alzheimer's Association’s Part the Cloud-Gates Partnership Grant Program, which provides Cyclerion with $2 million of funding over two years. Startup activities are ongoing for our Phase 1b clinical study in CIAS, with enrollment expected to begin in the second half of 2021.

Our next-generation CNS asset, CY3018, is a differentiated CNS-penetrant sGC with greater CSF-to-plasma exposure relative to CY6463 based on nonclinical studies. CY3018 is intended to expand the potential of sGC stimulation for the treatment of disorders of the CNS.

Non-CNS assets. We have other assets that are outside of our current strategic focus. These non-core assets are not being internally developed at this time and, with the exception of praliciguat are available for licensing to a third-party partner. Praliciguat is an orally administered, once-daily systemic sGC stimulator. On June 3, 2021, we entered into a License Agreement with Akebia relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing the pharmaceutical compound praliciguat and other related products and forms thereof enumerated in such agreement. Olinciguat is an orally administered, once-daily, vascular sGC stimulator that was evaluated in a Phase 2 study of participants with sickle cell disease. We released topline results from this study in October 2020.

The following table summarizes our research and development expenses, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the three and six months ended June 30, 2021, and 2020. The product pipeline expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, which are presented by development candidate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Product pipeline external costs:
CY6463	2,884	1,500	4,050	2,838
CY3018	606	—	606	—
Olinciguat	74	1,635	240	4,261
Praliciguat	54	79	(414)	215
Discovery research	—	189	700	202
Total product pipeline external costs	3,618	3,403	5,182	7,516
Personnel and related internal costs	2,488	6,738	6,312	14,474
Facilities and other	5,948	3,653	8,652	8,629
Total research and development expenses	$12,054	$13,794	$20,146	$30,619

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

The successful development of our product candidates is highly uncertain and subject to a number of risks including, but not limited to:

•	The full impact of COVID-19 pandemic continues to develop and could continue to adversely affect our programs and operations, including our clinical trials, and corporate development and other activities. Cyclerion works closely with its clinical trial sites and investigators to deliver trials in a manner consistent with the safety of study participants and healthcare professionals.
•	The duration of clinical trials may vary substantially according to the type and complexity of the product candidate and may take longer than expected.
•

The United States FDA and comparable agencies outside the United States. impose substantial and varying requirements on the introduction of therapeutic pharmaceutical products, which typically require lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures.

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

Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues:
Revenue from license agreement	$3,000	$—	$3,000	100%	$3,000	$—	$3,000	100%
Revenue from development agreement	$—	$—	$—	100%	$62	$—	$62	100%
Revenue from related party	$—	$749	$(749)	(100)%	$—	$1,763	$(1,763)	(100)%
Total revenues	$3,000	$749	$2,251	301%	$3,062	$1,763	$1,299	74%
Cost and expenses:
Research and development	12,054	13,794	(1,740)	(13)%	20,146	30,619	(10,473)	(34)%
General and administrative	6,241	6,627	(386)	(6)%	11,606	13,518	(1,912)	(14)%
(Gain) / loss on lease modification and termination	881	—	881	100%	881	(2,113)	2,994	(142)%
Total cost and expenses	19,176	20,421	(1,245)	(6)%	32,633	42,024	(9,391)	(22)%
Loss from operations	(16,176)	(19,672)	3,496	(18)%	(29,571)	(40,261)	10,690	(27)%
Interest and other income, net	(6)	138	(144)	(104)%	(10)	499	(509)	(102)%
Net loss	$(16,182)	$(19,534)	$3,352	(17)%	$(29,581)	$(39,762)	$10,181	(26)%

Revenues. As of January 2021, revenues earned from the services performed under the Development Agreement for Ironwood, are not considered to be related party revenues (See Note 3). The increase in revenue of approximately $2.3 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, can be attributed to the revenue from the License Agreement, which was executed in June 2021, offset by a decrease in revenue generated from services performed under the Development Agreement, which ended on March 31, 2021.

The increase in revenue of approximately $1.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 can be attributed to the revenue from the License Agreement, offset by a decrease in revenue generated from services performed under the Development Agreement.

Research and development expense.  The decrease in research and development expense of approximately $1.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was driven by a decrease of approximately $4.2 million in salaries, stock-based compensation and other employee-related expenses primarily due to lower average headcount, partially offset by a net increase of approximately $2.3 million in facilities and operating costs allocated to research and development primarily due to $4.2 million of non-cash write off of leasehold improvements, and $1.9 million reduction in the Company’s total leased premises cost, and a net increase of approximately $0.2 million in external research costs. The net increase in external research costs was primarily due to increases of approximately $1.4 million associated with the startup of CY6463 studies, CIAS and ADv, in Q2’21, and approximately $0.6 million for CY3018 costs, offset by a decrease of $1.6 million related to olinciguat due to the completion of the STRONG-SCD study, with topline data read out on October 14, 2020, and a decrease of approximately $0.2 million in discovery research.

The decrease in research and development expense of approximately $10.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was driven by a decrease of approximately $8.2 million in salaries, stock-based compensation, and other employee-related expenses primarily due to lower average headcount, a decrease of approximately $4.2 million in facilities and operating costs, and a net decrease of approximately $2.3 million in external research costs, partially offset by an increase due to $4.2 million of non-cash write-off of leasehold improvements. The net decrease in external research costs was primarily due to decreases over the periods of approximately $4.0 million related to olinciguat and $0.6 million related to praliciguat studies, due to the completion of both studies, partially offset by an increase of approximately $1.2 million in startup costs for CY6463 studies in CIAS and ADv, an increase of approximately $0.6 million associated with CY3018 and an increase of approximately $0.5 million in discovery research.

General and administrative expense.  The decrease in general and administrative expenses of approximately $0.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily driven by decreases of approximately $1.3 million in salaries, stock-based compensation and other employee-related expenses due to lower average headcount, and a decrease of approximately $1.2 million in facilities and operating costs, partially offset by an increase of approximately $2.1 million of non-cash write off of leasehold improvements.

The decrease in general and administrative expenses of approximately $1.9 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily driven by a decrease of approximately $2.5 million in salaries, stock-based compensation and other employee-related costs due to lower average headcount, a decrease of approximately $1.1 million in facilities and operating costs, and approximately $0.4 million in professional services, partially offset by $2.1 million of non-cash write off of leasehold improvements.

(Gain) loss on lease modification and termination.  The loss on lease modification and termination of approximately $0.9 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, which is related to the Lease Termination of the Head Lease at 301 Binney Street in Cambridge, Massachusetts that was executed on April 30, 2021. (see Note 8 to the Condensed Consolidated Financial Statements).

The loss on lease modification and termination of approximately $0.9 million for the six months ended June 30, 2021 is related to the Lease Termination of the Head Lease at 301 Binney Street in Cambridge, Massachusetts that was executed on April 30, 2021, compared to the gain on lease modification and termination of $2.1 million in the six months ended June 30, 2020 related to the Lease Amendment of the Head Lease at 301 Binney Street in Cambridge, Massachusetts that was executed on February 28, 2020 (see Note 8 to the Condensed Consolidated Financial Statements).

Interest and other income, net.  Interest and other income, net decreased by approximately $0.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to a decrease of approximately $0.1 million in net sublease income.

Interest and other income, net decreased by approximately 0.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to a decrease of approximately $0.3 million in interest income driven by a lower cash balances and lower interest rates, partially offset by a decrease of approximately $0.2 million in net sublease income.

Liquidity and Capital Resources

Prior to the Separation, the primary source of liquidity for our business was cash flow allocated to Cyclerion from Ironwood. Post Separation, transfers of cash to and from Ironwood related to the Transition Service Agreements, Development Agreement, and provisions of the Separation Agreement, have been reflected in the consolidated statement of cash flows.

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

On September 3, 2020, the Company entered into the Sales Agreement with Jefferies with respect to the ATM Offering under the Shelf. Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. During the three and six months ended June 30, 2021, the Company sold 3,351,559 shares of common stock for net proceeds of $12.5 million under the ATM Offering.

On June 7, 2021, we closed on a private placement of 5,735,988 shares of our common stock, pursuant to a Common Stock Purchase Agreement, for total gross proceeds of approximately $18 million. There were no material fees or commissions related to the transaction. The Company intends to use the proceeds to fund working capital and other general corporate purposes.

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

On June 30, 2021, we had approximately $70.4 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

Going Concern

Based on the timing expectations of our research and development plans, including our clinical trials, we expect that our existing cash and cash equivalents as of June 30, 2021 will be sufficient to fund our planned operating expenses and capital expenditure requirements at least through the next 12 months following the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the years ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Net cash used in operating activities	$(19,964)	$(43,401)	$23,437	(54)%
Net cash provided by (used in) investing activities	$1,464	$(1,421)	$2,885	(203)%
Net cash provided by financing activities	$30,657	$3,664	$26,993	737%

Cash Flows from Operating Activities

Net cash used in operating activities was $20.0 million for the six months ended June 30, 2021 compared to $43.4 million for the six months ended June 30, 2020. The decrease in net cash used in operations of $23.4 million primarily relates to a decrease in our net loss of $10.1 million, non-cash leasehold improvement write off of $6.3 million in the current year, the recording of non-cash loss on lease termination of $0.9 million in the current year and non-cash gain on lease modification of $2.1 million in prior year, and a decrease in working capital accounts of $8.4 million, partially offset by a decrease of stock-based compensation and other non-cash items of $4.4 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $1.5 million for the six months ended June 30, 2021 compared to net cash used in investing activities of $1.4 million for the six months ended June 30, 2020. The increase in net cash provided by investing activities of $2.9 million was primarily from an increase in cash received from sale of lab equipment in 2021 compared to purchases of leasehold improvements and other property and equipment in 2020.

Cash Flows from Financing Activities

Net cash provided by financing activities was $30.7 million for the six months ended June 30, 2021 compared to $3.7 million for the six months ended June 30, 2020. The increase of $27.0 million was the result of cash received from the June 2021 Equity Private Placement of $18 million, net proceeds from the ATM Offering of $12.5 million, partially offset by the cash received from the short-term note payable of $3.5 million in 2020.

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

We believe that our existing cash and cash equivalents as of June 30, 2021 will enable us to fund our planned operating expenses and capital expenditure requirements at least through the next 12 months following the date of this Quarterly Report on Form 10-Q, excluding net cash flows from potential business development activities. We based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2021, we had no uncertain tax positions.

Other Funding Commitments

As of June 30, 2021, we had, and continue to have, several ongoing studies in various clinical trial stages. Our most significant clinical trial spending is with clinical research organizations, or CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any significant cancellation penalties.

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

PART II

Item 1. Legal Proceedings

We are not a party to any material legal proceedings at this time. From time to time we may be subject to various legal proceedings and claims, which may have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1

Common Stock Purchase Agreement, dated as of June 3, 2021, by and between Cyclerion Therapeutics, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-3 filed on June 16, 2021 (File No. 333-257145)).

10.2*	License Agreement, dated as of June 3, 2021, by and between Cyclerion Therapeutics, Inc. and Akebia Therapeutics, Inc.
31.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

* Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLERION THERAPEUTICS, INC.

By:	/s/ Peter Hecht
Name:	Peter M. Hecht
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Anjeza Gjino
Name:	Anjeza Gjino
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: July 29, 2021