Form 10-K/A
period 2020-12-31
Cyclerion Therapeutics, Inc.
filed 2021-08-27
CIK 1755237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to__________

Commission file number: 001-38787

CYCLERION THERAPEUTICS, INC.
(Exact Name of registrant as specified in its charter)

Massachusetts	83-1895370
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

245 First Street, 18th Floor, Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

(857) 327-8778
Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	CYCN	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

EXPLANATORY NOTE

The registrant filed with the Securities and Exchange Commission (the “SEC”) an Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Form 10-K”) on February 25, 2021. However, the registrant inadvertently omitted certain required language from paragraph 4 of the certifications of the registrant’s principal executive officer and principal financial officer required by Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 on Form 10-K/A is being filed solely for the purpose of filing revised certifications by the registrant’s principal executive officer and principal financial officer, including the previously omitted language. These revised certifications are currently dated, refer to this Form 10-K/A, and are being included as exhibits to this Amendment No.1 on Form 10-K/A under Part IV, Item 15 hereof. In accordance with applicable SEC interpretations, this Form 10-K/A contains only the cover page, this explanatory note, a signature page and the revised certifications (containing only paragraphs 1, 2, 4 and 5 of the text otherwise prescribed by Item 601(b)(31)(i) of Regulation S-K).

Except as described above, no attempt has been made in this Amendment No.1 on Form 10-K/A to modify or update the other disclosures or exhibits presented in the Original Form 10-K. Except as presented in this Form 10-K/A and except for Exhibits 31.1 and 31.2 filed herewith, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K, or modify or update those disclosures. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Original Form 10-K and the registrant’s other filings with the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on August 27, 2021.

CYCLERION THERAPEUTICS, INC.

By:	/s/ PETER M. HECHT
Peter M. Hecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 27, 2021.

Signature	Title

/s/ PETER M. HECHT
Peter M. Hecht	Chief Executive Officer (Principal Executive Officer)

/s/ANJEZA GJINO
Anjeza Gjino	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ GEORGE CONRADES
George Conrades	Director

/s/ ERROL DE SOUZA
Errol De Souza	Director

/s/ MARSHA FANUCCI
Marsha Fanucci	Director

/s/ OLE ISACSON
Ole Isacson	Director

/s/ STEPHANIE LOVELL
Stephanie Lovell	Director

/s/ TERRANCE MCGUIRE
Terrance McGuire	Director

/s/ MICHAEL MENDELSOHN
Michael Mendelsohn	Director