Form 10-Q/A
period 2021-03-31
Cyclerion Therapeutics, Inc.
filed 2021-08-27
CIK 1755237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The registrant filed with the Securities and Exchange Commission (the “SEC”) a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (the “Original Form 10-Q”) on April 30, 2021. However, the registrant inadvertently omitted certain required language from paragraph 4 of the certifications of the registrant’s principal executive officer and principal financial officer required by Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 on Form 10-Q/A is being filed solely for the purpose of filing revised certifications by the registrant’s principal executive officer and principal financial officer, including the previously omitted language. These revised certifications are currently dated, refer to this Form 10-Q/A, and are being included as exhibits to this Amendment No.1 on Form 10-Q/A under Part II, Item 6 hereof. In accordance with applicable SEC interpretations, this Form 10-Q/A contains only the cover page, this explanatory note, a signature page and the revised certifications (containing only paragraphs 1, 2, 4 and 5 of the text otherwise prescribed by Item 601(b)(31)(i) of Regulation S-K).

Except as described above, no attempt has been made in this Amendment No.1 on Form 10-Q/A to modify or update the other disclosures or exhibits presented in the Original Form 10-Q. Except as presented in this Form 10-Q/A and except for Exhibits 31.1 and 31.2 filed herewith, this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with the Original Form 10-Q and the registrant’s other filings with the SEC.

PART II

Item 6.	Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q/A.

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

Date: August 27, 2021