Form 10-Q
period 2021-09-30
Cyclerion Therapeutics, Inc.
filed 2021-11-09
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 5, 2021, the registrant had 43,315,745 shares of common stock, no par value, outstanding.

CYCLERION PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

Cyclerion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$62,503	$54,395
Accounts receivable	158	—
Related party accounts receivable	—	127
Prepaid expenses	562	816
Other current assets	459	3,163
Total current assets	63,682	58,501
Restricted cash, net of current portion	—	3,837
Property and equipment, net	112	6,865
Operating lease right-of-use asset	1,449	43,402
Other assets	2,499	2,773
Total assets	$67,742	$115,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,174	$1,149
Related party accounts payable	—	286
Accrued research and development costs	3,432	1,421
Accrued expenses and other current liabilities	3,240	7,294
Short-term note payable	3,509	3,509
Current portion of operating lease liabilities	—	3,293
Total current liabilities	11,355	16,952
Operating lease liabilities, net of current portion	—	38,933
Commitments and contingencies	—	—
Stockholders' equity
Common stock, no par value, 400,000,000 shares authorized and 43,310,089 issued and outstanding at September 30, 2021 and 400,000,000 shares authorized and 34,047,300 issued and outstanding at December 31, 2020	—	—
Accumulated deficit	(204,300)	(163,429)
Paid-in capital	260,713	222,949
Accumulated other comprehensive loss	(26)	(27)
Total stockholders' equity	56,387	59,493
Total liabilities and stockholders' equity	$67,742	$115,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Revenue from license agreement	$0	$—	$3,000	$—
Revenue from development agreement	77	—	138	—
Revenue from related party	—	400	—	2,163
Revenue from grants	271	—	271	—
Total revenues	348	400	3,409	2,163
Cost and expenses:
Research and development	7,032	13,703	27,178	44,322
General and administrative	4,601	8,033	16,207	21,551
(Gain) / loss on lease modification and termination	—	444	881	(1,669)
Total cost and expenses	11,633	22,180	44,266	64,204
Loss from operations	(11,285)	(21,780)	(40,857)	(62,041)
Sublease termination income, net	—	2,875	—	2,875
Interest and other income (expenses), net	(5)	93	(15)	592
Net loss	$(11,290)	$(18,812)	$(40,872)	$(58,574)
Net loss per share:
Basic and diluted net loss per share	$(0.26)	$(0.59)	$(1.08)	$(2.01)
Weighted average shares used in calculating:
Basic and diluted net loss per share	43,291	32,096	37,730	29,196

Other comprehensive loss:
Net loss	$(11,290)	$(18,812)	$(40,872)	$(58,574)
Other comprehensive loss:
Foreign currency translation adjustment (loss) gain	—	3	1	(7)
Comprehensive loss	$(11,290)	$(18,809)	$(40,871)	$(58,581)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands except share data)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	capital	deficit	loss	equity (deficit)
Balance at December 31, 2019	27,598,133	$—	$183,376	$(85,627)	$(20)	$97,729
Net loss	—	—	—	(20,228)	—	(20,228)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	156,761	—	1		—	1
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	4,036		—	4,036
Foreign currency translation adjustment					2	2
Balance at March 31, 2020	27,754,894	$—	$187,413	$(105,855)	$(18)	$81,540
Net loss	—	—	—	(19,534)	—	(19,534)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	102,816	—	155	—	—	155
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	3,952	—	—	3,952
Foreign currency translation adjustment				—	(12)	(12)
Balance at June 30, 2020	27,857,710	$—	$191,520	$(125,389)	$(30)	$66,101
Net loss	—	—	—	(18,812)	—	(18,812)
Issuance of common stock - 2020 private placement	6,062,500	—	24,250	—	—	24,250
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	41,345	—	16	—	—	16
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	3,796	—	—	3,796
Foreign currency translation adjustment	—	—	—	—	3	3
Balance at September 30, 2020	33,961,555	$—	$219,582	$(144,201)	$(27)	$75,354

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands except share data)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	capital	deficit	loss	equity (deficit)
Balance at December 31, 2020	34,047,300	$—	$222,949	$(163,429)	$(27)	$59,493
Net loss	—	—	—	(13,399)	—	(13,399)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	82,625	—	27	—	—	27
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	1,921	—	—	1,921
Share‑based compensation expense related to issuance of stock options to non-employees	—	—	391	—	—	391
Foreign currency translation adjustment	—	—	—	—	—	—
Balance at March 31, 2021	34,129,925	$—	$225,288	$(176,828)	$(27)	$48,433
Net loss	—	—	—	(16,182)	—	(16,182)
Issuance of common stock - June 2021 equity private placement and ATM	9,087,547	—	30,497	—	—	30,497
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	57,777	—	133	—	—	133
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	1,942	—	—	1,942
Share‑based compensation expense related to issuance of stock options and RSUs to non-employees	—	—	398	—	—	398
Foreign currency translation adjustment	—	—	—	—	1	1
Balance at June 30, 2021	43,275,249	$—	$258,258	$(193,010)	$(26)	$65,222
Net loss	—	—	—	(11,290)	—	(11,290)
Issuance of common stock - ATM	1,500	—	6	—	—	6
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	33,340	—	37	—	—	37
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	2,018	—	—	2,018
Share‑based compensation expense related to issuance of stock options and RSUs to non-employees	—	—	394	—	—	394
Foreign currency translation adjustment	—	—	—	—	—	—
Balance at September 30, 2021	43,310,089	$—	$260,713	$(204,300)	$(26)	$56,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,872)	$(58,574)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	424	1,827
Net loss on disposal of property and equipment	6,322	205
(Gain) / loss on lease modification and termination	881	(1,669)
Sublease termination income, net	—	(2,875)
Share-based compensation expense	7,064	11,785
Changes in operating assets and liabilities:
Accounts receivable	(158)	—
Related party accounts receivable	127	1,074
Prepaid expenses	254	748
Other current assets	1,254	(8)
Operating lease assets	(105)	(3,592)
Other assets	274	(979)
Accounts payable	25	(1,094)
Related party accounts payable	(286)	414
Accrued research and development costs	2,011	(38)
Operating lease liabilities	(1,048)	(2,000)
Accrued expenses and other current liabilities	(4,054)	(3,673)
Net cash (used in) operating activities	(27,887)	(58,449)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7)	(1,489)
Proceeds from sale of property and equipment	1,464	71
Net cash provided by (used in) investing activities	1,457	(1,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity private placement and ATM	30,503	24,250
Proceeds from exercises of stock options and ESPP	197	172
Proceeds from short-term note payable	—	3,509
Net cash provided by financing activities	30,700	27,931
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,271	(31,943)
Cash, cash equivalents and restricted cash, beginning of period	58,232	102,620
Cash, cash equivalents and restricted cash, end of period	$62,503	$70,677
Supplemental cash flow disclosure:
Cash paid for initial direct costs of lease modification	$—	$6,507
Non-cash investing activities
Fixed asset purchases in accounts payable and accrued expenses	$—	$4
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$62,503	$66,840
Restricted cash	—	3,837
Total cash, cash equivalents and restricted cash	$62,503	$70,677

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

We have initiated our CY6463 Phase 2a clinical trial in adult participants with MELAS. Startup activities are ongoing for our Phase 2a clinical trial in ADv, with enrollment expected to begin in 2021.The ADv study will be supported in part by a grant from the Alzheimer’s Association’s Part the Cloud-Gates Partnership Grant Program ("PTC Grant"), which provides Cyclerion with $2 million of funding over two years. Our phase 1b clinical study in CIAS has been activated and enrollment has begun.

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

2020 Equity Private Placement

On July 29, 2020, the Company entered into a Common Stock Purchase Agreement (the "2020 Equity Private Placement") for the private placement of 6,062,500 shares of the Company's common stock, for total gross proceeds of approximately $24.3 million. The closing of the 2020 Equity Private Placement occurred on July 29, 2020. The Company did not utilize the services of a placement agent or broker and accordingly incurred no material related transaction fees or commissions.

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

At-the-Market Offering

On July 24, 2020, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof for an aggregate initial offering price not to exceed $150.0 million. The Shelf was declared effective as of July 31, 2020. On September 3, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering (the “ATM Offering”) under the Shelf. Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. During the nine months ended September 30, 2021, the Company sold 3,353,059 shares of its common stock for net proceeds of $12.5 million under the ATM Offering, after deducting commissions paid to Jefferies of approximately $0.4 million.

Basis of Presentation

The condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 25, 2021.

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

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

The Company has experienced negative operating cash flows for all historical periods presented and the Company expects these losses to continue into the foreseeable future as the Company continues the development and clinical testing of its product candidate CY6463, CY3018 and its discovery research programs. Through September 30, 2021, the Company had raised an aggregate of $219.8 million in net proceeds from equity private placements and the ATM Offering.

After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash and cash equivalents as of September 30, 2021, the Company did not identify conditions or events that would raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

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

Revenue

The Company generates revenue from research and development grants under contracts with third parties that do not create customer-vendor relationships. The Company’s research and development grants are non-exchange transactions and are not within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Contribution revenue earned from activities performed pursuant to research and development grants is reported as grant revenue in the Company’s condensed consolidated statements of operations. Revenue from these grants is recognized as the Company incurs qualifying expenses as stipulated by the terms of the respective grant. Cash received from grants in advance of incurring qualifying expenses is recorded as deferred revenue. The Company records revenue and a corresponding receivable when qualifying costs are incurred before receiving payment from the grants.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the consolidated financial statements, the Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2021 that had a material effect on its condensed consolidated financial statements.

In June 2016 the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. This standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. As a smaller reporting company, ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-13 will have on its financial statements and related disclosures.

In May 2021 the FASB issued Accounting Standards Update No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force (EITF) , which amends the FASB Accounting Standards Codification (ASC or the “Codification”) to provide explicit guidance, and, thus, reduce diversity in practice, on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. This amendment provides that for an entity that presents earnings per share (EPS) in accordance with Topic 260, the effects of a modification or an exchange of a freestanding equity-classified written call option that is recognized as a dividend should be an adjustment to net income (or net loss) in the basic EPS calculation. The amended guidance becomes mandatorily effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively to modifications or exchanges occurring on or after the effective date. The Company is currently evaluating the impact that ASU 2021-04 will have on its financial statements and related disclosures.

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

3. Related Party Transactions

Development Agreement with Ironwood

As part of the Separation from Ironwood, the Company entered into a Development Agreement with Ironwood.

Under the Development Agreement, the Company provided certain research and development services to Ironwood at mutually agreed upon rates and the amounts earned are recorded as revenue from related party for the three and nine months ended September 30, 2020. Such research and development activities were governed by a joint steering committee composed of representatives of both Ironwood and the Company. Ironwood and the Company have agreed not to renew the Development Agreement beyond the end of its initial term on March 31, 2021. These transactions under the Development Agreement were considered related party transactions due to Mark Currie’s role as President of the Company through December 31, 2020, and board member of Ironwood. In January 2021, Mark Currie’s role transitioned from President of the Company to a senior advisor on a consulting basis. Therefore, effective January 2021, transactions under the Development Agreement are no longer accounted for as related party transactions. The Company recorded approximately $0.4 million and $2.2 million as related party revenue for the three and nine months ended September 30, 2020, respectively.

4. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements as of September 30, 2021:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$61,451	$—	$—	$61,451
Cash equivalents	$61,451	$—	$—	$61,451

	Fair Value Measurements as of December 31, 2020:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$53,240	$—	$—	$53,240
Cash equivalents	$53,240	$—	$—	$53,240

During the nine months ended September 30, 2021 and 2020, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

The Company believes the carrying amounts of its prepaid expenses and other current assets, restricted cash, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these amounts.

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Software	$2,214	$2,214
Computer and office equipment	51	44
Leasehold improvements	—	14,894
Property and equipment, gross	2,265	17,152
Less: accumulated depreciation and amortization	(2,153)	(10,287)
Property and equipment, net	$112	$6,865

As of September 30, 2021, and December 31, 2020, the Company’s property and equipment was primarily located in Cambridge, Massachusetts.

Depreciation and amortization expense of the Company’s property and equipment was a de minimis amount and approximately $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $0.4 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, the Company recorded a non-cash loss of $6.3 million, on the disposal of leasehold improvements as a result of its Head Lease (as defined below) termination (see Note 8 to the Condensed Consolidated Financial Statements). The non-cash loss on the disposal of leasehold improvements was recognized as a component of operating expenses in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021. The Company did not record any disposal of property and equipment during the three months ended September 30, 2021.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued incentive compensation	$957	$1,720
Salaries	450	514
Accrued vacation	338	555
Professional fees	503	689
Accrued severance and benefit costs	159	3,640
Other	833	176
Accrued expenses and other current liabilities	$3,240	$7,294

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of September 30, 2021 and December 31, 2020.

8. Leases

On April 1, 2019, the Company entered into the Head Lease (the "Head Lease"), a direct operating lease for its former headquarters located at 301 Binney Street, Cambridge, MA originally consisting of approximately 114,000 rentable square feet of office and laboratory space on the first and second floors. The Head Lease had a term of 123 months with two five-year extension options and certain expansion rights. The Head Lease also included a letter of credit of $7.7 million, posted with the landlord as a security deposit, which was collateralized by a money market account recorded as restricted cash on the Company’s condensed consolidated balance sheets. The Company had also entered into customary non-disturbance arrangements with the building landlord’s mortgagee and with the property ground lessor recognizing Company’s leasehold interest in this property.

On February 28, 2020, the Company amended the Head Lease (the "Lease Amendment"). The Lease Amendment partially terminated the Company’s rights and obligations with respect to an approximately 40,000 rentable square feet. The Company continued to lease the remaining space of approximately 74,000 square feet including the area covered by the subleased premise, discussed below. In connection with this Lease Amendment, the Company reduced its remaining lease payments through June 2029 by approximately $41.9 million and paid a $6.3 million termination fee and $0.2 million related to other initial direct costs, which were deferred and recognized over the remaining lease term. The Company’s security deposit was also reduced by approximately $2.7 million to approximately $5.0 million.

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

On September 15, 2020, the Company entered into the Second Lease Amendment (the "Second Lease Amendment") to its Head Lease. The Second Lease Amendment partially terminated the Company’s rights and obligations with respect to approximately 17,000 rentable square feet (the “Surrender Space”), including 15,700 rentable square feet subleased by the Company to a subtenant. The Company continues to lease approximately 57,000 square feet of space under the terms of the Second Lease Amendment. The Company reduced its remaining lease payments through June 2029 by approximately $16.9 million. The Company paid no termination or other initial direct costs related to the execution of the Second Lease Amendment. The Company’s security deposit was reduced by approximately $1.2 million to approximately $3.8 million.

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

On April 30, 2021, the Company entered into a Termination Agreement (the "Termination Agreement") for its Head Lease as initially amended on February 28, 2020, and further amended on September 15, 2020. Pursuant to the Termination Agreement, the Company surrendered the leased space of approximately 57,000 square feet to the building’s landlord. The Company did not pay any termination fees in connection with the Termination Agreement. As a result of the termination of the Head Lease, the related right-of-use asset was written off, the lease liability was derecognized, and the $3.8 million security deposit was returned to the Company and recorded as part of our cash balance. In total, the Company recognized a loss on the termination of the Head Lease of $0.9 million during the nine months ended September 30, 2021. The loss is included in “General and administrative” expenses on our condensed consolidated statement of operations and comprehensive loss.

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

Lease cost is recognized on a straight-line basis over the lease term. For the three and nine months ended September 30, 2021, the Company recognized a de minimis amount and a total of approximately $2.3 million of total lease costs related to the Head Lease, respectively, as amended. Variable lease costs not subject to an index or rate are recognized as incurred. For the nine months ended September 30, 2021, the Company recognized a total of approximately $0.7 million of variable lease costs related to the Head Lease, as amended. The Company did not record any lease costs related to the Head Lease, as amended, during the three months ended September 30, 2021.

For the three and nine months ended September 30, 2020, the Company recognized a total of approximately $2.0 million and $6.9 million, respectively, of total lease costs and $0.4 million and $1.9 million, respectively, of variable lease costs, related to the Head Lease, as amended.

In May 2021 the Company signed a membership agreement to lease space with WeWork at 501 Boylston Street. The lease commenced on August 1, 2021 and was accounted for as a short term lease. The Company recorded a de minimis lease expense associated with the membership agreement during the three months ended September 30, 2021.

Supplemental cash flow information related to leases for the nine months ended September 30, 2021 is as follows:

	Nine Months Ended September 30,
	2021	2020
Decrease in right-of-use assets related to lease modifications and termination	$42,058	$27,333
Decrease in operating lease liabilities due to lease modifications and termination	$41,177	$29,002
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$—	$6,076
Weighted-average remaining lease term of operating leases (in years)	—	8.8
Weighted-average discount rate of operating leases	—	6.1%

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

For the nine months ended September 30, 2020, gross sublease income of $1.5 million was recorded related to the sublease. Net sublease income of approximately $0.3 million was recorded in interest and other income in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2020.

On September 15, 2020, concurrent with execution of the Second Lease Amendment, the Company entered into the Sublease Termination Agreement (the "Sublease Termination Agreement") to terminate its sublease of 15,700 rentable square feet. Under the terms of the Sublease Termination Agreement, the subtenant was relieved of its obligation to provide future cash rental payments to the Company. The agreements requiring the former subtenant to provide licensed rooms and services to the Company free of charge through the original sublease term survived the sublease termination. The Company gained access to the licensed rooms and services beginning in the third quarter of 2021. The letter of credit security deposit related to the sublease was released.

The Company determined that the Sublease Termination Agreement constitutes a non-monetary exchange under ASC 845 Nonmonetary Transactions (“ASC 845”) where, in return for the free rooms and the services, the Company agreed to terminate its rights and obligations under the sublease agreement. In accordance with ASC 845, the Company determined that the accounting for the transaction should be based on the fair value of assets or services involved. The Company estimated the fair value of the rooms and services to be approximately $1.5 million and $2.9 million, respectively. Accordingly, prepaid rooms and services of $4.4 million were recorded upon the sublease termination. Termination fee income of $3.1 million was recognized related to the rooms and services, after considering the rent receivable balance of $1.3 million outstanding from the subtenant. The remaining unamortized direct costs of $0.2 million were written off. As of September 30, 2021, the Company had approximately $0.4 million and $2.5 million recorded in other current assets and other assets, respectively in the condensed consolidated balance sheets as of September 30, 2021 related to the services.

The Company determined that the licensed rooms represent a lease under ASC 842. The Company obtained control of the rooms in the third quarter of 2021 and the prepaid rooms balance of approximately $1.4 million was reclassified from other assets to a ROU asset. The related lease expense is recognized on a straight-line basis over the lease term of 8.88 years. The Company recorded a de minimis amount of lease expense during the three months ended September 30, 2021. The Company determined that the licensed services represent a non-lease component, which is recognized separately from the lease component for this asset class. The expense related to the licensed services is recognized on a straight-line basis over the period the services are received. The Company recorded a de minimis amount for the three months ended September 30, 2021. Both the lease expense and services expense are recognized as a component of research and development costs in the condensed consolidated statements of operations and comprehensive loss.

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

The following table provides share-based compensation reflected in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$957	$1,784	$2,874	$5,584
General and administrative	1,455	2,012	4,190	6,200
	$2,412	$3,796	$7,064	$11,784

A summary of stock option activity for the nine months ended September 30, 2021, is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2020	7,426,356	$11.87	7.0	1,178
Granted	834,250	3.40
Exercised	(58,055)	2.21
Cancelled or forfeited	(1,237,123)	10.24
Outstanding as of September 30, 2021	6,965,428	$11.22	6.7	$873
Exercisable at September 30, 2021	4,373,344	$13.72	5.7	$301

As of September 30, 2021, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options held by the Company’s employees is $9.6 million and the weighted average period over which that expense is expected to be recognized is 3.2 years.

A summary of RSU activity for the nine months ended September 30, 2021 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2020	294,913	$14.52
Granted	39,369	3.17
Vested	(88,217)	15.06
Forfeited	(97,704)	14.41
Unvested as of September 30, 2021	148,361	$11.25

As of September 30, 2021, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested restricted stock units by the Company’s employees is $1 million and the weighted-average period over which that expense is expected to be recognized is 0.94 years.

The Company has granted to certain employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the three and nine months ended September 30, 2021 and 2020 there were no shares that vested as a result of performance milestone achievements. The Company recorded no share-based compensation expense related to these performance-based options for the three and nine months ended September 30, 2021 and 2020.

The Company also has granted to certain employees stock options containing market conditions that vest upon the achievement of specified price targets of the Company’s share price for a period through December 31, 2024. Vesting is measured based upon the average closing price of the Company’s share price for any thirty consecutive trading days, subject to certain service requirements. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award, ranging from approximately 4.0 to 4.6 years. The Company accelerates expense when a stock price target is achieved prior to the derived service period. The Company does not reverse expense recognized if the share price target(s) are ultimately not achieved but expense is reversed when a stock award recipient has a break in service prior to the completion of the derived service period. For each of the three months ended September 30, 2021 and 2020, the Company recorded a de minimis amount of share-based compensation expense, respectively related to these stock options containing market conditions. During the nine months ended September 30, 2021, 150,000 stock options containing market conditions were forfeited with a weighted average exercise price of $2.01. As of September 30, 2021, there were 450,000 outstanding stock options containing market conditions with a weighted average exercise price of $2.01. As of September 30, 2021, there was $0.2 million of unrecognized compensation costs related to stock options containing market conditions, which is expected to be recognized over a weighted-average period of 2.42 years.

10. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss (in thousands)	$(11,290)	$(18,812)	$(40,872)	$(58,574)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	43,291	32,096	37,730	29,196
Net loss per share — basic and diluted	$(0.26)	$(0.59)	$(1.08)	$(2.01)

For both the three and nine months ended September 30, 2021 there were 6,965,428 shares of common stock related to stock options and 148,361 shares of common stock related to RSUs excluded from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive.

For the three months ended September 30, 2020, 7,439,901 shares of common stock related to stock options and 428,077 shares of common stock related to RSU’s were excluded from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive.

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

Included in compensation expense is a de minimis amount and approximately $0.5 million related to the defined contribution 401(k) Savings Plan for the three and nine months ended September 30, 2021, respectively, and a de minimis amount, and approximately $0.4 million for the three and nine months ended September 30, 2020, respectively.

12. Workforce Reduction

2019 Workforce Reduction

On October 30, 2019, the Company began a reduction of its current workforce by approximately thirty (30) full-time employees to align its resources with its ongoing clinical and preclinical programs, innovation strategy and partnering efforts. The total one-time costs related to the workforce reduction were approximately $3.0 million of which approximately $2.8 million were recorded during the year ended December 31, 2019 and the remaining $0.2 million were recorded during the three months ended March 31, 2020.

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

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the nine months ended September 30, 2021 (in thousands):

	Amounts accrued at December 31, 2020	Charges	Amount paid	Adjustments	Amounts accrued at September 30, 2021
2020 workforce reduction	$(3,640)	$(858)	$4,339	$—	$(159)
Total	$(3,640)	$(858)	$4,339	$—	$(159)

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

The Company determined that the grant of license to our patents and trademarks, know how transfer, the assignment of regulatory submissions and trademarks and additional knowledge transfer assistance obligations represent a single promise and performance obligation to be transferred to Akebia over time due to the nature of the promises in the contract. The provision of development materials on hand was identified as a separate performance obligation. However, it is immaterial in the context of the contract as the development materials are low value and do not have an alternative use to the Company.

The consideration related to sales-based milestone payments, including royalties, will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license. The Company will re-evaluate the probability of achievement of the milestones and any related constraints each reporting period.

Akebia Supply Agreement

On August 3, 2021, the Company and Akebia entered into a Supply Agreement (the “Supply Agreement”) relating to the manufacturing by the Company of the Initial Supply of the Drug Product and placebo ("Initial Supply") for Akebia's use pursuant to the License Agreement. Akebia will pay the Company for the manufacturing costs at mutually agreed upon rates.

The Company determined the Supply Agreement has stand-alone value under the scope of ASC 606 and should not be combined with the License Agreement. Given that the Supply Agreement can be terminated at any time without cause with 30 days notice, the Company deemed the Supply Agreement to be a month-to-month contract. The manufacturing of the Initial Supply by the Company represents a single performance obligation and consideration related to the manufacturing costs will be recognized over time as costs are incurred. The Company recorded a de minimis amount as revenue from the Supply Agreement in the three and nine months ended September 30, 2021.

14. Grant Revenue

In August 2021, the Company was approved to receive funding from the PTC Grant for the Phase 2 study of CNS sGC stimulation in AD with vascular features. The granting period is July 1, 2021, to December 31, 2022, and the Company will receive an award of up to $2 million. The Company determined that this transaction is non-reciprocal as there is not considered to be a commensurate value exchanged with the Alzheimer's Association as the funding provider. Where commensurate value is not exchanged for goods and services provided, a recipient assesses whether the grant is conditional or unconditional. The Company considered all conditions and barriers associated with this grant and determined the grant is conditional and revenue will be recognized upon achieving certain milestones and incurring internal costs specifically covered by this grant. Under ASC 958-605, revenues will be recognized as the Company incurs expenses related to the PTC Grant.

The Company incurred approximately $0.3 million of allowable expenses and recognized a corresponding amount of grant revenue for the three and nine months ended September 30, 2021. The Company had a deferred revenue balance of approximately $0.4 million related to advance billings as of September 30, 2021.

15. Subsequent Events

In August 2021, the Company applied with the SBA for forgiveness of the PPP loan and was notified on November 4, 2021 that the SBA has approved our application to forgive the entire amount of the loan and accrued interest. In November 2021, the Company will record a gain on extinguishment of debt of $3.5 million representing the principal and a deminimis amount of accrued interest for the PPP Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the corresponding notes included in this Quarterly Report on Form 10-Q, as well as the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those referenced or set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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

We have initiated our CY6463 Phase 2a clinical trial in adult participants with MELAS. Study start-up activities are ongoing for our Phase 2a clinical trial in ADv, with enrollment expected to begin in 2021. The ADv study will be supported in part by a grant from the Alzheimer's Association’s Part the Cloud-Gates Partnership Grant Program, which provides Cyclerion with $2 million of funding over two years. Our phase 1b clinical study in CIAS has been activated and enrollment has begun.

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

The following table summarizes our research and development expenses, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the three and nine months ended September 30, 2021 and 2020. The product pipeline expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, which are presented by development candidate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Product pipeline external costs:
CY6463	3,064	1,502	7,114	4,339
CY3018	977	—	1,581	—
Olinciguat	63	2,012	304	6,273
Praliciguat	13	53	(401)	269
Discovery research	—	541	700	743
Total product pipeline external costs	4,117	4,108	9,298	11,624
Personnel and related internal costs	2,320	6,214	8,633	20,688
Facilities and other	595	3,381	9,247	12,010
Total research and development expenses	$7,032	$13,703	$27,178	$44,322

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

Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues:
Revenue from license agreement	$—	$—	$—	100%	$3,000	$—	$3,000	100%
Revenue from development agreement	77	—	77	100%	138	—	138	100%
Revenue from related party	—	400	(400)	(100)%	—	2,163	(2,163)	(100)%
Revenue from grants	271	—	271	100%	271	—	271	100%
Total revenues	348	400	(52)	(13)%	3,409	2,163	1,246	58%
Cost and expenses:
Research and development	7,032	13,703	(6,671)	(49)%	27,178	44,322	(17,144)	(39)%
General and administrative	4,601	8,033	(3,432)	(43)%	16,207	21,551	(5,344)	(25)%
(Gain) / loss on lease modification and termination	—	444	(444)	100%	881	(1,669)	2,550	(153)%
Total cost and expenses	11,633	22,180	(10,547)	(48)%	44,266	64,204	(19,938)	(31)%
Loss from operations	(11,285)	(21,780)	10,495	(48)%	(40,857)	(62,041)	21,184	(34)%
Sublease termination income, net	—	2,875	(2,875)	(100)%	—	2,875	(2,875)	(100)%
Interest and other income (expenses), net	(5)	93	(98)	(105)%	(15)	592	(607)	(103)%
Net loss	$(11,290)	$(18,812)	$7,522	(40)%	$(40,872)	$(58,574)	$17,702	(30)%

Revenues. As of January 2021, revenues earned from the services performed under the Development Agreement for Ironwood, are not considered to be related party revenues (See Note 3). The increase in revenue of approximately $0.1 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, can be attributed primarily to the revenue from the PTC Grant, which was approved in August 2021, offset by a decrease in revenue generated from services performed under the Development Agreement, which ended on March 31, 2021.

The increase in revenue of approximately $1.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 can be attributed to $3.0 million in revenue from the License Agreement and approximately $0.3 million in revenue associated with the PTC Grant, offset by a decrease in revenue generated from services performed under the Development Agreement.

Research and development expense. The decrease in research and development expense of approximately $6.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was driven by a decrease of approximately $3.9 million in salaries, stock-based compensation and other employee-related expenses primarily due to lower average headcount, and a decrease of approximately $2.8 million in facilities and operating costs allocated to research and development primarily due to the reduction in the Company’s total leased premises. Comparing the three months ended September 30, 2021 to the three months ended September 30, 2020, external research costs increased by approximately $1.5 million associated with CY6463 clinical trials, MELAS, CIAS and ADv, and approximately $1.0 million for CY3018 costs, offset by a decrease of $2.0 million related to olinciguat due to the completion of the STRONG-SCD study, with topline data read out on October 14, 2020, and a decrease of approximately $0.5 million in discovery research.

The decrease in research and development expense of approximately $17.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven by a decrease of approximately $12.1 million in salaries, stock-based compensation, and other employee-related expenses primarily due to lower average headcount, a decrease of approximately $6.9 million in facilities and operating costs allocated to research and development primarily due to the reduction in the Company's total leased premises, and a decrease of approximately $2.3 million in external research costs, partially offset by an increase of approximately $4.2 million related to a non-cash write-off of leasehold improvements related to the Termination Agreement in 2021. The decrease in external research costs was primarily due to a decrease period over period of approximately $6.0 million related to olinciguat and $0.7 million related to praliciguat studies, due to the completion of both studies, partially offset by an increase of approximately $2.8 million in clinical trial costs for CY6463 in MELAS, CIAS and ADv, and an increase of approximately $1.6 million associated with CY3018.

General and administrative expense. The decrease in general and administrative expenses of approximately $3.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily driven by a decrease of approximately $1.4 million in salaries, stock-based compensation and other employee-related expenses due to lower average headcount, a decrease of approximately $1.5 million in fees associated with 2020 company financing, and a decrease of approximately $0.5 million in facilities and operating costs.

The decrease in general and administrative expenses of approximately $5.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily driven by a decrease of approximately $3.9 million in salaries, stock-based compensation and other employee-related costs due to lower average headcount, a decrease of approximately $2.0 million in facilities and operating costs, primarily due to the reduction in the Company's total leased premises, and approximately $1.5 million in fees associated with 2020 company financing, partially offset by $2.1 million of non-cash write off of leasehold improvements related to the Termination Agreement in 2021.

(Gain) loss on lease modification and termination. No gain or loss was recorded in the three months ended September 30, 2021, compared to a loss on lease modification of $0.4 million recorded in the three months ended September 30, 2020 related to the Second Lease Amendment to the Head Lease of 301 Binney Street in Cambridge, Massachusetts that was executed on September 15, 2020.

The loss on lease modification and termination of approximately $0.9 million for the nine months ended September 30, 2021 is related to the lease termination of the Head Lease at 301 Binney Street in Cambridge, Massachusetts that was executed on April 30, 2021, compared to a gain on lease modification and termination of approximately $1.7 million in the nine months ended September 30, 2020 related to the Lease Amendment of the Head Lease at 301 Binney Street in Cambridge, Massachusetts that was executed on February 28, 2020 (see Note 8 to the Condensed Consolidated Financial Statements).

Sublease termination income, net. The sublease termination income, net of $2.9 million recorded in the three and nine months ended September 30, 2020 represents the difference between the consideration received and the consideration given up related to the Sublease Termination Agreement that was executed on September 15, 2020.

Interest and other income (expenses), net. Interest and other income decreased by approximately $0.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to a decrease of approximately $0.1 million in net sublease income.

Interest and other income decreased by approximately $0.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to a decrease of approximately $0.3 million in interest income driven by a lower cash balances and lower interest rates and a decrease of approximately $0.3 million in net sublease income.

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

On September 3, 2020, the Company entered into the Sales Agreement with Jefferies with respect to the ATM Offering under the Shelf. Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. During the nine months ended September 30, 2021, the Company sold 3,353,059 shares of common stock for net proceeds of $12.5 million under the ATM Offering.

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

On September 30, 2021, we had approximately $62.5 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

Going Concern

Based on the timing expectations of our research and development plans, including our clinical trials, we expect that our existing cash and cash equivalents as of September 30, 2021 will be sufficient to fund our planned operating expenses and capital expenditure requirements at least through the next 12 months following the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the years ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Net cash used in operating activities	$(27,887)	$(58,449)	$30,562	(52)%
Net cash provided by (used in) investing activities	$1,457	$(1,418)	$2,875	(203)%
Net cash provided by financing activities	$30,700	$27,931	$2,769	10%

Cash Flows from Operating Activities

Net cash used in operating activities was $27.9 million for the nine months ended September 30, 2021 compared to $58.4 million for the nine months ended September 30, 2020. The decrease in net cash used in operations of $30.6 million primarily relates to a decrease in our net loss of $17.7 million, non-cash leasehold improvement write off of $6.3 million in the current year, the recording of non-cash loss on lease termination of

$0.9 million in the current year and non-cash gain on lease modification of $1.7 million in prior year, non-cash gain on lease termination of sublease for $2.9 million in prior year, and a decrease in working capital accounts of $7.6 million, partially offset by a decrease of stock-based compensation and other non-cash items of $6.3 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $1.5 million for the nine months ended September 30, 2021 compared to net cash used in investing activities of $1.4 million for the nine months ended September 30, 2020. The increase in net cash provided by investing activities of 2.9 million was primarily from an increase in cash received from sale of lab equipment in 2021 compared to purchases of leasehold improvements and other property and equipment in 2020.

Cash Flows from Financing Activities

Net cash provided by financing activities was $30.7 million for the nine months ended September 30, 2021 compared to $27.9 million for the nine months ended September 30, 2020. The increase of 2.8 million was the result of cash received from the June 2021 Equity Private Placement of $18 million, net proceeds from the ATM Offering of $12.5 million, and proceeds from the purchases of shares under the 2019 ESPP and other stock plans, partially offset by the cash received from the 2020 Equity Private Placement of $24.3 million, the cash received from the short-term note payable of $3.5 million in 2020 and proceeds from the purchases of shares under the 2019 ESPP and other stock plans.

Debt – Paycheck Protection Program

On April 21, 2020, we received loan proceeds in the amount of approximately $3.5 million pursuant to a promissory note agreement (the “Promissory Note”) with a bank under the Paycheck Protection Program (“PPP”), of which certain key terms were adjusted by the Paycheck Protection Program Flexibility Act (“PPPFA”). The Promissory Note has an initial loan maturity of April 20, 2022, a stated interest rate of 1.0% per annum, and has payments of principal and interest that are due monthly after an initial deferral period where interest accrues, but no payments are due. Under the PPPFA, the initial deferral may be extended from six up to ten months and the loan maturity may be extended from two to five years. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment when due and breaches of representations. We may prepay the principal of the Promissory Note at any time without incurring any prepayment charges. The loan is subject to all the terms and conditions applicable under the PPPFA and is subject to review by the Small Business Association ("SBA") for compliance with program requirements.

The loan’s principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to certain limitations, and that we maintain our payroll levels over a twenty-four-week period following the loan date. The loan forgiveness amount may be reduced if we terminate employees or reduce salaries during the twenty-four-week period. We believe that we have used the proceeds for eligible purposes consistent with the provisions of the PPPFA. However, the Company cannot assure at this time that the loan under the Promissory Note will be forgiven partially, or in full. In August 2021, the Company applied with the SBA for forgiveness of the loan. The SBA has 90 days to review the application prior to issuing its conclusion.

Funding Requirements

We expect our expenses to fluctuate as we advance the preclinical activities and clinical trials of our product candidates.

We believe that our existing cash and cash equivalents as of September 30, 2021 will enable us to fund our planned operating expenses and capital expenditure requirements at least through the next 12 months following the date of this Quarterly Report on Form 10-Q, excluding net cash flows from potential business development activities. We based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2021, we had no uncertain tax positions.

Other Funding Commitments

As of September 30, 2021, we had, and continue to have, several ongoing studies in various clinical trial stages. Our most significant clinical trial spending is with clinical research organizations, or CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any significant cancellation penalties.

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

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Cyclerion Therapeutics, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 25, 2019 (File No. 001-38787))
31.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLERION THERAPEUTICS, INC.

By:	/s/ Peter M. Hecht
Name:	Peter M. Hecht
Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer
and Principal Financial and Accounting Officer)

Date: November 9, 2021