Form 10-K
period 2021-12-31
Cyclerion Therapeutics, Inc.
filed 2022-02-24
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $131.5 million, computed using the closing price on that day of $3.90.

As of February 22, 2022, there were 43,410,185 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
•
the coronavirus ("COVID-19") pandemic and related constraints on supply chains and human resource availability affecting our clinical trials and other operating activities;
•
our relationships with third parties, collaborators and our employees;
•
our ability to execute our strategic priorities;
•
our ability to finance our operations and business initiatives;
•
the success of collaboration or license agreements of our product candidates;
•
whether the praliciguat out-license will result in the creation of any therapies;
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

You should refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date following the date of this Annual Report.

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

PART I

Item 1. Business

Overview

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) is a clinical-stage biopharmaceutical company on a mission to develop treatments that restore cognitive function. Our lead asset, CY6463, is a pioneering, central nervous system ("CNS")-penetrant, soluble guanylate cyclase ("sGC") stimulator that is currently in clinical development for Alzheimer's disease with vascular pathology ("ADv"), Cognitive Impairment Associated with Schizophrenia ("CIAS"), and Mitochondrial Encephalomyopathy, Lactic Acidosis and Stroke-like episodes ("MELAS"). sGC stimulators are small molecules that act synergistically with nitric oxide ("NO") as positive allosteric modulators of sGC to boost production of cyclic guanosine monophosphate ("cGMP"). cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions in the CNS including neuronal function, neuroinflammation, cellular bioenergetics, and vascular function.

Cyclerion became an independent public company on April 1, 2019 after Ironwood Pharmaceuticals, Inc., or Ironwood, completed a tax-free spin-off of its sGC business, which we refer to herein as the "Separation". We are led by an accomplished team, with a track record of discovering, developing and commercializing meaningful therapies for patients while creating value for stockholders and with a long history of experience in the NO-sGC-cGMP pathway and expertise in CNS.

CY6463 is the core of our CNS portfolio with ongoing clinical programs in ADv, CIAS, and MELAS. In addition, our next-generation CNS asset, CY3018, is intended to expand the potential of sGC simulation for the treatment of disorders of the CNS. Outside of our CNS portfolio, we have clinical, preclinical and discovery phase compounds which are outside of our strategic focus and are available for out-licensing. We have successfully out-licensed praliciguat to Akebia Therapeutics, Inc. ("Akebia") for subsequent development in kidney disease. The following table presents the status of CNS pipeline and development-phase non-CNS programs in our portfolio:

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

Research and Development programs

CNS programs

CY6463 is an orally administered CNS-penetrant sGC stimulator that is being developed as a symptomatic and potentially disease-modifying therapy for serious CNS diseases. NO-sGC-cGMP is a fundamental signaling network that is widely used in the nervous system. CY6463 enhances the brain’s natural ability to produce cGMP, an important second messenger in the CNS, by stimulating sGC, a key node in the NO-sGC-cGMP pathway. This pathway is critical to basic CNS functions, and deficient NO-sGC-cGMP signaling is believed to play an important role in the pathogenesis of neurodegenerative diseases. Agents that stimulate sGC to produce cGMP may compensate for deficient NO signaling.

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

We have initiated exploratory clinical trials with CY6463 in ADv, CIAS and MELAS. The ADv study will be supported in part by a grant from the Alzheimer’s Association’s Part the Cloud-Gates Partnership Grant Program ("PTC Grant"), which provides Cyclerion with $2 million of funding over two years.

Our next generation CNS asset, CY3018, is a differentiated CNS-penetrant sGC stimulator with greater CSF-to-plasma exposure relative to CY6463. CY3018 is intended to expand the potential of sGC stimulation for the treatment of disorders of the CNS.

Non-CNS assets

We have other assets that are outside of our current strategic focus. These non-core assets are not being internally developed at this time. Praliciguat is an orally administered, once-daily systemic sGC stimulator. On June 3, 2021, we entered into a License Agreement with Akebia Therapeutics, Inc. ("Akebia") relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing praliciguat and other related products and forms thereof enumerated in such agreement.

Olinciguat is an orally administered, once-daily, vascular sGC stimulator that was evaluated in a Phase 2 study of participants with sickle cell disease. We released topline results from this study in October 2020. This asset is available for licensing to a third-party partner.

Our Strategy

Our mission is to develop treatments that treat cognitive impairment. Key elements of our strategy include:

•
delivering results from our ongoing exploratory, clinical studies in ADv, CIAS and MELAS that enable go/no-go decisions and inform the subsequent development strategy for CY6463;
•
identifying additional indications for clinical development where the scientific rationale is strong and the unmet need is high, creating a compelling opportunity;
•
advancing our differentiated next-generation, CNS-penetrant, sGC stimulator program;
•
maintaining our out-license of non-CNS praliciguat with Akebia;
•
considering an out-license of olinciguat, in order to advance global development;
•
actively seeking partnerships and additional assets when we believe doing so will offer the greatest risk-adjusted value for our shareholders and accelerate global patient access to our drugs;
•
leveraging our experienced team of individuals who have a passion for innovative drug development by applying leading edge analytics and data collection techniques to best segment patient populations and measure pharmacodynamic changes in patients with cognitive impairment; and
•
growing external CNS network of advisors and collaborators to augment our core team

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

We have twenty-one issued U.S. patents, thirty pending U.S. patents applications (of which eight are in the provisional stage), three pending Patent Cooperation Treaty, or PCT, application, and numerous foreign patents and pending patent applications. The PCT applications are filed under an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the 153 contracting states, followed by the process of entering national phase, which requires a separate application in each of the member states in which national patent protection is sought.

The technology underlying our sGC patents and pending patent applications has been developed by us and was not acquired from any in-licensing agreement. We own all of the issued patents and pending applications.

The intellectual property portfolios for our most advanced product candidates are summarized below.

CY6463 Patent Portfolio

Our patent portfolio includes two U.S. issued patents, four pending US applications, two PCT applications, and numerous foreign patents and pending patent applications.

The two issued U.S. patents, US 10,858,363 and US 10,472,363 are directed to CY6463 and related compounds, and their pharmaceutical compositions thereof and will expire in 2037. The terms of these U.S. patents may be eligible for patent term extension as described below. One of the pending US patent applications is directed to compounds related to CY6463 and, if issued, will expire in 2037 or later. Another one of the pending U.S. patent applications is directed to methods of treating mitochondrial diseases with sGC stimulators, including CY6463 and, if issued, will expire in 2039 or later. Two additional pending U.S. patent applications are directed to solid forms and processes for the large-scale synthesis of CY6463 and, if issued, will expire in 2039 or later.

One PCT pending application is directed to the treatment of cognition using CY6463 and if issued will expire in 2041. Another PCT pending application is directed to compounds related to CY6463 and if issued will expire in 2041.

Furthermore, we have one European issued patent expiring in 2037, which was validated in multiple countries, and two issued patents in other foreign jurisdictions, also expiring in 2037. All of these are directed to CY6463 and related compounds. Some of these patents may be eligible for patent term extension depending on the jurisdiction.

Praliciguat Patent Portfolio

Our praliciguat patent portfolio includes six U.S. issued patents, ten pending U.S. patent applications, one PCT application, and numerous patents and pending patent applications in foreign jurisdiction.

One of the U.S. patents, US 9,481,689, which will expire in 2034, is directed to praliciguat and pharmaceutical compositions thereof. The term of this U.S. patent may be eligible for patent term extension as described below. Two other U.S. patents, US 8,748,442 and US 9,139,564, expire in 2031, and provide generic coverage of praliciguat and intermediates used in the preparation of praliciguat, respectively. A fourth U.S. patent, US 10,183,021 will expire in 2034 and is directed to the treatment of resistant hypertension with praliciguat or combinations of praliciguat and known anti-hypertensives. The fifth U.S. patent, US 209,639,308 will expire in 2034 and is directed to the treatment of diabetic nephropathy with praliciguat or combinations of praliciguat with other agents. The sixth U.S. patent, US 10,927,136 covers phosphorus prodrugs of praliciguat and will expire in 2037. Two pending U.S. patent applications that, if issued, will expire in 2031 and 2034, respectively, or later, provide generic coverage for praliciguat.

We have a pending PCT and two U.S. applications directed to methods of treating diabetic nephropathy and other diseases with praliciguat, that if issued, will expire in 2037 or later. We have a pending U.S. application directed to a praliciguat formulation, that, if issued, will expire in 2036 or later. The remaining five pending U.S. applications are directed to prodrugs of praliciguat, deuterated forms of praliciguat and processes and synthetic intermediates for preparing praliciguat that, if issued, will expire in 2037 or later.

Furthermore, we have three granted European patents, one expiring in 2031, another one in 2032 and the third one in 2034, each of them validated in multiple countries; three granted Japanese patents, one expiring in 2031, another in 2034, and another in 2037; four granted Chinese patents, two expiring in 2031, one in 2032, and the third expiring in 2034; and twenty-one issued patents in other foreign jurisdictions, one expiring in 2032, twelve of them expiring in 2031, seven expiring in 2034, and one expiring in 2037. Some of these patents may be eligible for patent term extension depending on the jurisdiction. We also have numerous patent applications pending in foreign jurisdictions.

Olinciguat Patent Portfolio

Our olinciguat patent portfolio includes six U.S. issued patents, eight pending U.S. patent applications (including three provisional applications) and numerous patents and pending applications in foreign jurisdictions.

One of the U.S. patents, US 9,586,937, which will expire in 2034, is directed to olinciguat and pharmaceutical compositions thereof. The term of this U.S. patent may be eligible for patent term extension as described below. Two other U.S. patents, US 8,748,442 and US 9,139,564, expire in 2031, and provide generic coverage of olinciguat and intermediates used in the preparation of olinciguat, respectively. Another U.S. patent, US 10,517,874, which will expire in 2034 is directed to the treatment of SCD using olinciguat alone or in combinations with other therapeutic agents. The fifth U.S. issued patent, US 10,889,577, will expire in 2037 and is directed to polymorphs of olinciguat. The sixth issued patent, US 11,207,323, will expire in 2034 and provides coverage for stereoisomers of olinciguat. A pending U.S. patent application, if issued, will expire in 2031 or later, and provides generic coverage for olinciguat.

The remaining pending U.S. patent applications are directed to other methods of use of olinciguat, deuterated forms of olinciguat, polymorphs of olinciguat and processes and synthetic intermediates for preparing olinciguat and, if issued, will expire in 2037 or later.

Furthermore, we have three granted European patents, one expiring in 2031, another in 2032, and a third one in 2034, the first two validated in multiple countries; and the third one pending validation in numerous countries; three granted Japanese patents, one expiring in 2031 and two others in 2034; four granted Chinese patents, two expiring in 2031, another one in 2032, and a fourth one in 2034; and twenty issued patents in other foreign jurisdictions, twelve of them expiring in 2031, one expiring in 2032 and six expiring in 2034 and one expiring in 2037. We also have numerous pending patent applications in foreign jurisdictions. Some of these patents may be eligible for patent term extension or the foreign jurisdiction equivalent, depending on the jurisdiction.

Additional Intellectual Property

In addition to the patents and patent applications related to CY6463, praliciguat and olinciguat, we currently have seven issued U.S. patents; six patents granted in foreign jurisdictions, including European patents that have each been validated in several countries; and a number of pending U.S. (including provisional applications) and foreign pending patent applications directed to other sGC stimulator molecules and uses thereof.

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

ADv. There are currently no approved products in the United States to treat ADv. There are six products approved in the United States to treat AD symptoms.

Aricept® (donepezil) is a cholinesterase inhibitor indicated for the treatment of dementia of the Alzheimer’s type, including in patients with mild, moderate and severe AD. Razadyne® (galantamine) and Exelon® (rivastigmine) are cholinesterase inhibitors indicated for treatment of mild to moderate dementia of the Alzheimer’s type. Namenda® (memantine) is an N-methyl-D-aspartate (NMDA) receptor antagonist indicated for the treatment of moderate to severe dementia of the Alzheimer’s type. Namzaric® is a combination of donepezil and memantine indicated for the treatment of moderate to severe dementia of the Alzheimer’s type in patients stabilized on 10 mg of donepezil hydrochloride once daily. Biogen received FDA approval for aducanumab, an anti-amyloid beta (Aβ) mAb, for the treatment of AD.

We are not aware of any companies engaged in clinical development of products for the treatment of ADv. There are many companies developing treatments for AD, which could be our competitors. These include the following companies engaged in the late-stage clinical development of products for the treatment of AD:

There are multiple Aβ targeting agents in Phase 3 studies for the treatment of AD, including Eli Lilly’s solanezumab (anti-Aβ mAb), Eisai/Biogen’s BAN2401 (anti-Aβ mAb), Roche’s gantenerumab (anti-Aβ mAb), Alzheon’s ALZ-801 (Aβ aggregation inhibitor) and AZTherapies’ALZT-OP1 (Aβ aggregation inhibitor). Compounds in Phase 3 studies with other mechanisms of action include TauRx’s TRx0237/LMTX (Tau aggregation inhibitor), Shanghai Greenvalley Pharmaceutical Co., Ltd.’s GV-971 (oligomannate), AB Science’s masitinib (c-Kit, Lyn, Fyn and CSF1R kinase inhibitor), Cassava Science’s simufilam (restores filamin A conformation) and Novo Nordisk’s semaglutide (glucagon-like-peptide 1 receptor agonist). Compounds in Phase 2/3 studies include AgeneBio’s AGB-101 (SV2A inhibitor), Grifols IVIG (Immunoglobulin), Cortexyme’s atuzaginstat (bacterial protease inhibitor), Anavex’s ANAVEX 2-73 (Sigma-1, M2/M3 RA), and vTv Therapeutics’ azeliragon/TTP-488 (RAGE antagonist). There are many other companies engaged in earlier stage clinical development for products targeting AD.

CIAS. There are currently no approved products in the United States to treat CIAS. There are many companies developing treatments for CIAS. These include the following companies engaged in the late-stage clinical development of products for the treatment of CIAS.

Boehringer Ingelheim has three ongoing registrational Phase 3 studies of the glycine transporter type-1 inhibitor, BI 425809, assessing safety and efficacy for the treatment of CIAS. Biogen has an ongoing Phase 2 study of the α-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid receptor positive allosteric modulator, BIIB104, assessing safety and efficacy in participants with CIAS. Neurocrine Biosciences has an ongoing Phase 2 study of the d-amino acid oxidase inhibitor, luvadaxistat, in participants with CIAS. atai Life Sciences has announced plans for a Phase 2 study of the cholinergic, glutamatergic and gamma-aminobutyric acid- B receptor modulator, RL-007, for the treatment of CIAS.

Competition within the sGC mechanism.

There is one major competitor that is actively developing sGC modulators. We are not aware of any efforts to develop sGC modulators for treatment of CNS or mitochondrial diseases Bayer and Merck have an active collaboration on sGC stimulators, focused primarily on cardiovascular, pulmonary, and renal indications. They have two approved sGC stimulators, ADEMPAS® (riociguat), indicated for PAH and CTEPH, and VERQUVO® (vericiguat) for heart failure with reduced ejection fraction (HFrEF).

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

Employee Profile

As of December 31, 2021, we had thirty-two (32) employees, of which fifteen (15) employees hold M.D. or Ph.D. degrees. Approximately three (3) employees are in discovery research, thirteen (13) are in our drug development organization, six (6) are in our strategy and corporate development organizations and ten (10) are in general and administrative functions. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our employee relations to be good.

During the years ended December 31, 2020 and 2019, we initiated certain reductions in our workforce. Refer to Note 13, Workforce Reduction, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

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
•
We may encounter substantial delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities in the development of our compounds.
•
The COVID-19 pandemic may continue to disrupt our business, including our clinical development activities.
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

Risks Related to Our Reliance on Third Parties

•
Akebia may not be successful in developing any therapies through the praliciguat out-license with the Company.
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

Risks Related to Our Intellectual Property Rights

•
We may be unable to adequately protect our proprietary technologies or obtain and maintain issued patents that are sufficient to protect our product candidates.
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
•
Even if we obtain regulatory approval for our product candidates, they may not achieve broad market acceptance by patients, physicians and healthcare payors, which would limit our revenue.
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
•
Our common stock market price is particularly volatile, and we expect it to be more volatile than that of a seasoned issuer.
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

Our business has incurred operating losses due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations. Our net losses for the years ended December 31, 2021 and 2020 were $51.6 million and $77.8 million, respectively. We expect to incur significant losses for several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates.

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

As of December 31, 2021, we had unrestricted cash and cash equivalents of approximately $54.0 million. Our management believes that such cash and cash equivalents will be sufficient to fund our current priorities, including the ADv, CIAS, and MELAS studies. However, we will require significant additional funding to advance our product candidates, alone or with strategic partners, through clinical studies and to seek marketing approval, as well as to continue advancing our research and development efforts with our other product candidates. We may also need to raise additional funds sooner than currently anticipated if we choose to pursue additional indications or geographies for our product candidates, identify additional product candidates to advance through clinical development or otherwise expand more rapidly than we presently anticipate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution.

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

We are currently pursuing clinical development activities for CY6463, and next generation compound, CY3018. Research and development of biopharmaceutical products is inherently risky. We may encounter substantial delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities in the development of CY6463 and CY3018 to treat patients with serious diseases of the central nervous system.

Our business depends heavily on the successful development, clinical testing, regulatory approvals and commercialization of our lead product candidates. On October 14, 2020, we announced topline results from our Phase 1 translational pharmacology study of CY6463, the first sGC stimulator in clinical development for CNS disorders, which supported the ongoing development of CY6463 in serious CNS diseases. The Company also announced its focus on discovering, developing and commercializing innovative medicines for people with serious diseases of the CNS. Although we have several product candidates, CY6463 and CY3018 are the only product candidates we are now developing internally. CY6463, CY3018. and any of our other current or potential product candidates, will require regulatory approvals based on substantial additional development and testing prior to commercialization.

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

Many nations, including the United States, continue to implement stay-at-home orders, travel restrictions, and other limiting measures to contain the coronavirus (COVID-19) pandemic that, along with other related mitigation measures, has limited and may continue to limit our ability to access patients and physicians at certain local clinical centers that are participating in our development activities. To a limited extent, the pandemic delayed and disrupted our recently completed studies.

We may continue to face limitations and difficulties enrolling patients in our planned and future clinical trials if the patient populations that are eligible for our clinical trials continue to be affected by the coronavirus and/or the COVID-19 vaccines. COVID-19 restrictions and/or COVID-19 vaccination efforts at trial sites could delay our clinical studies. In addition, if the patients enrolled in our clinical trials become infected with COVID-19, we may have more adverse events and deaths in our clinical trials as a result. Vulnerable patients, including patients with serious diseases of the CNS, such as the patients enrolling in our clinical trials, may be at a higher risk of contracting COVID-19 and may experience more severe symptoms from the disease, adversely affecting our chances for regulatory approval or requiring further clinical studies. The adverse effects that may occur from administration of COVID-19 vaccines to patients participating in our clinical trials may adversely affect our clinical trial outcomes or data analysis. Furthermore, the extent to which the pandemic, or future outbreaks of infectious disease, hinders access to facilities, procurement of resources, raw materials or components necessary for research studies or preclinical or clinical development is not fully predictable. Delays and disruptions from the pandemic, or future outbreaks of infectious disease, may increase our capital needs while potentially interfering with our access to capital.

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

Risks Related to Our Reliance on Third Parties

Akebia may not be successful in developing any therapies through the praliciguat out-license and we may not realize any eligible revenue from the out-license.

On June 3, 2021, we entered into a license agreement with Akebia relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing the pharmaceutical compound praliciguat and other related products and forms thereof enumerated in such agreement. Under the agreement, Akebia will be responsible for all future research, development, regulatory, and commercialization activities for certain products. Cyclerion is eligible to receive up to $15 million in the first 18 months of the term. Further milestone cash payments by Akebia are scheduled in the Agreement based on the initiation of phase 3 clinical trials in the U.S. for such products for first and second indication, for FDA approvals, for approvals in certain other major markets, and for certain sales milestones. In addition to these cash milestone payments, Akebia will pay Cyclerion tiered royalty payments on net sales in certain major markets at percentages ranging from the mid-single digits to the high-teens, subject to certain reductions and offsets. The agreement may be terminated by either party in the event a material breach by the other party, by us in the event of certain patent disputes or the failure by Akebia to initiate phase 2 clinical trials within a set period of time, and by Akebia, subject to a notice period, at any time after one year from the effective date. There can be no assurances that the agreement will result in any therapies or that it will not be terminated prior to the realization by us of any remaining eligible revenues.

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

These factors may materially impede the willingness or ability of third parties to complete quality nonclinical and clinical studies and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our nonclinical and clinical studies is conducted in accordance with any applicable protocol, legal, regulatory and scientific requirements and standards, and our reliance on CROs and other third parties does not relieve us of our regulatory responsibilities. We, our CROs and other third parties are required to comply with regulations and guidelines, such as good laboratory practices (GLPs), good clinical practices (GCPs), and current Good Manufacturing Practices. These regulations are enforced by the FDA and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces compliance to regulations through periodic inspections of clinical study sponsors, principal investigators, and third parties. If the FDA determines there was a failure to comply with the regulations the clinical data generated in our clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical studies before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our nonclinical studies, clinical studies or product manufacturing complies with these regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

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

We have twenty-one issued U.S. patents, thirty pending U.S. patents applications (of which eight are in the provisional stage), three pending Patent Cooperation Treaty, or PCT, application, and numerous foreign patents and pending patent applications.

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

Our employees, consultants, non-academic outside scientific collaborators and other advisors enter into confidentiality and intellectual property assignment agreements with us or have entered into confidentiality and intellectual property assignment agreements with Ironwood. We seek to have inventions assigned to us by the parties rendering services whenever possible. However, we may not be able to enter into these agreements with all parties (for example with academic collaborators) or these agreements may not be honored and may not effectively assign intellectual property rights to us.

Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property, or we may have to in-license intellectual property owned by another party. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications and we may not timely file foreign patent applications. Thus, for each of the patent families that we believe provide coverage for our product candidates, we will need to decide whether and where to pursue protection outside the United States. Filing and prosecuting patent applications and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and so we are unlikely to pursue and maintain patents in all countries worldwide. As such, competitors may use our technologies in jurisdictions where we do not pursue and obtain patent protection to develop their own products.

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

Bayer AG and Merck & Co., Inc. (“Bayer/Merck”), have an active collaboration on sGC stimulators including ADEMPAS® (riociguat), which has been approved for the treatment of Pulmonary Arterial Hypertension, (PAH) and Chronic Thromboembolic Pulmonary Hypertension (CTEPH) and Verquvo® (vericiguat), which is approved for the treatment of heart failure with reduced ejection fraction. Such sGC products may compete directly with our own product candidates in our non-CNS target indications. Because Bayer/Merck already have experience conducting successful clinical trials and obtaining regulatory approvals for an sGC product, they may be able to conduct clinical trials and obtain regulatory approvals for additional product candidates and target indications more quickly or efficiently than we can.

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

ADv. There are currently no approved products in the United States to treat ADv. There are six products approved in the United States to treat AD symptoms.

Aricept® (donepezil) is a cholinesterase inhibitor indicated for the treatment of dementia of the Alzheimer’s type, including in patients with mild, moderate and severe AD. Razadyne® (galantamine) and Exelon® (rivastigmine) are cholinesterase inhibitors indicated for treatment of mild to moderate dementia of the Alzheimer’s type. Namenda® (memantine) is an N-methyl-D-aspartate (NMDA) receptor antagonist indicated for the treatment of moderate to severe dementia of the Alzheimer’s type. Namzaric® is a combination of donepezil and memantine indicated for the treatment of moderate to severe dementia of the Alzheimer’s type in patients stabilized on 10 mg of donepezil hydrochloride once daily. Biogen received FDA approval for aducanumab, an anti-amyloid beta (Aβ) mAb, for the treatment of AD.

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

CIAS. There are currently no approved products in the United States to treat CIAS. There many companies developing treatments for CIAS. These include the following companies engaged in the late-stage clinical development of products for the treatment of CIAS:

Boehringer Ingelheim has three ongoing registrational Phase 3 studies of the glycine transporter type-1 inhibitor, BI 425809, assessing safety and efficacy for the treatment of CIAS. Biogen has an ongoing Phase 2 study of the α-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid receptor positive allosteric modulator, BIIB104, assessing safety and efficacy in participants with CIAS. Neurocrine Biosciences has an ongoing Phase 2 study of the d-amino acid oxidase inhibitor, luvadaxistat, in participants with CIAS. atai Life Sciences has announced plans for a Phase 2 study of the cholinergic, glutamatergic and gamma-aminobutyric acid- B receptor modulator, RL-007, for the treatment of CIAS.

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

We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer, Peter M. Hecht, Ph.D., our Chief Financial Officer, Anjeza Gjino, our Chief Scientific Officer, Andreas Busch, Ph.D., and our Chief Operating Officer, Cheryl Gault. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors and an inability to find suitable replacements could result in delays in product development and harm our business. In particular, we continue our search for a new Chief Medical Officer, the absence of which for a continued period may have an adverse effect on our clinical and pre-clinical operations. Pursuant to their employment arrangements, each of our executive officers, and other employees may voluntarily terminate their employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

As of December 31, 2021, we had 32 full-time employees and we will continue to align our workforce with our business priorities throughout 2022. To the extent our operations grow, we may need to expand our full-time employee base and hire more consultants and contractors. Our management may then need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing this growth. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenues could be adversely affected and we may not be able to implement our business strategy.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, or The Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the Nasdaq Global Select Market, or Nasdaq. We are an “emerging growth company” and a “smaller reporting company.” For so long as we remain either an emerging growth company or a smaller reporting company, we will be exempt from Section 404(b) of the Sarbanes-Oxley Act, which requires auditor attestation to the effectiveness of internal control over financial reporting. We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total gross annual revenues of $1.07 billion or more; (ii) December 31, 2024, the last day of our fiscal year following the fifth anniversary of the date of the Separation; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on the exemptions available to us as an emerging growth company and/or smaller reporting company. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are, however, subject to Section 404(a) of the Sarbanes-Oxley Act. Beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2021, we must include a management assessment of the effectiveness of our internal control over financial reporting. As of the expiration of our emerging growth company status and smaller reporting company status, we will be broadly subject to enhanced reporting and other requirements under the Exchange Act and Sarbanes-Oxley Act. We have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There can be no assurances that in future periods we will be able to timely conclude that our internal control over financial reporting is effective as required by Section 404(a).

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

The agreements related to the Separation, including, among others, the separation agreement (which we refer to as the "Separation Agreement"), the employment matters agreement, the tax matters agreement, the intellectual property license agreement, and the development agreement (which we refer to as the "Development Agreement"), were negotiated in the context of the Separation while we were still controlled by Ironwood. Until the distribution occurred, Ironwood effectively had the sole and absolute discretion to determine and change the terms of the Separation, including the terms of any agreements between Ironwood and us and the establishment of the record date and distribution date. As a result, the provisions thereof may be unfavorable to us and may not reflect terms that would have resulted from negotiations between unaffiliated third parties.

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
•
Nasdaq's rules, which impose certain continued listing requirements, including a minimum $1 bid price, such that a failure to meet these requirements would lead Nasdaq to take steps to delist our common stock; and
•
changes in general market and economic conditions.

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our stock price will continue to be more volatile than those of a seasoned issuer. Several factors cause the volatility in our share price. We are a speculative or “risky” investment due to our short operating history, lack of revenues and the uncertain success (including of regulatory approval) of any of our product candidates. As a consequence of this risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares of our common stock more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Plaintiffs have, in the past, initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of such litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

We have anti-takeover provisions in our articles of organization and bylaws and are subject to provisions of Massachusetts law that may frustrate any attempt to remove or replace our current board of directors or to effect a change of control or other business combination involving our company.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

In April 2021 we completed our exit from our prior laboratory and office facilities in Cambridge Massachusetts and moved to an operating model under which we outsource our research and development laboratory work and we are currently leasing office space on an “as-needed” basis.

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

Holders of Record

As of February 18, 2022, we had 93 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities

The following sets forth information as to all securities we sold in 2021 which were not registered under the Securities Act:

On June 3, 2021, the Company entered into a Common Stock Purchase Agreement (the “June 2021 Equity Private Placement”) for a private placement of 5,735,988 shares of the Company’s common stock for total gross proceeds of approximately $18 million. The closing of the June 2021 Equity Private Placement occurred on June 7, 2021. The June 2021 Equity Private Placement was exempt from registration under the Securities Act pursuant to Regulation D thereunder. The Company did not use a placement agent or broker in connection with the June 2021 Equity Private Placement and incurred no commissions and no material direct transaction fees. In connection with the June 2021 Equity Private Placement transaction, on June 16, 2021, the Company filed a registration statement on Form S-3, with the U.S. Securities and Exchange Commission, registering for resale the shares of common stock and shares of common stock sold in the June 2021 Equity Private Placement, which registration statement was declared effective by the SEC on June 23, 2021.

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

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the corresponding notes included in this Annual Report on Form 10‑K. This discussion contains forward‑looking statements that involve significant risks and uncertainties. As a result of many factors, such as those referenced or set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Item 1A of this Annual Report on Form 10‑K, our actual results may differ materially from those anticipated in these forward‑looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing innovative medicines for people with serious diseases of the CNS, including cognitive and neurodegenerative disorders. Our current lead asset, CY6463, is a pioneering, CNS-penetrant sGC stimulator in clinical development for ADv, CIAS, and MELAS. sGC stimulators are small molecules that act synergistically with NO on sGC to boost production of cyclic guanosine monophosphate, or cGMP. cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions in the CNS including blood flow and vascular dynamics, inflammatory and fibrotic processes, bioenergetics, metabolism and neuronal function.

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

CNS assets. The core of our portfolio is CY6463, an orally administered CNS-penetrant sGC stimulator that is being developed as a symptomatic and potentially disease-modifying therapy for CNS diseases associated with cognitive impairment. NO-sGC-cGMP is a fundamental CNS signaling network, but it has not yet been leveraged for its full therapeutic potential. CY6463 enhances the brain’s natural ability to produce cGMP, an important second messenger in the CNS, by stimulating sGC, a key node in the NO-sGC-cGMP pathway. This pathway is critical to basic CNS functions, and deficient NO-sGC-cGMP signaling is believed to play an important role in the pathogenesis of many CNS diseases. Agents that stimulate sGC to produce cGMP may compensate for deficient NO signaling.

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

We have initiated exploratory clinical trials with CY6463 ADv, CIAS, and MELAS. The ADv study will be supported in part by a grant from the Alzheimer's Association’s Part the Cloud-Gates Partnership Grant Program, which provides Cyclerion with $2 million of funding over two years.

Our next-generation CNS asset, CY3018, is a differentiated CNS-penetrant sGC stimulator with greater CSF-to-plasma exposure relative to CY6463 based on nonclinical studies, CY3018 is intended to expand the potential of sGC stimulation for the treatment of disorders of the CNS.

Non-CNS assets. We have other assets that are outside of our current strategic focus. These non-core assets are not being internally developed at this time. Praliciguat is an orally administered, once-daily systemic sGC stimulator. On June 3, 2021, we entered into a License Agreement with Akebia relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing the pharmaceutical compound praliciguat and other related products and forms, thereof enumerated in such agreement. Olinciguat is an orally administered, once-daily, vascular sGC stimulator that was evaluated in a Phase 2 study of participants with sickle cell disease. We released topline results from this study in October 2020. Olinciguat is available for licensing to a third party partner.

The following table summarizes our research and development expenses, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the years ended December 31, 2021 and 2020. The product pipeline expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, which are presented by development candidate.

	Year Ended December 31,
	2021	2020
	(in thousands)
Product pipeline external costs:
CY6463	$12,396	$5,561
CY3018	3,310	—
Olinciguat	252	6,868
Praliciguat	(401)	311
Discovery research	700	1,218
Total product pipeline external costs	16,257	13,958
Personnel and related internal costs	11,374	27,503
Facilities and other	10,005	14,953
Total research and development expenses	$37,636	$56,414

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

The successful development of our product candidates is highly uncertain and subject to a number of risks including, but not limited to:

•
The full impact of COVID-19 pandemic continues to develop and could continue to adversely affect our programs and operations, including our clinical trials, corporate development, and other activities.

•
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

We believe that our application of accounting policies requires significant judgments and estimates on the part of management and is the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements elsewhere in this Annual Report on Form 10-K.

All research and development expenses are expensed as incurred. We defer and capitalize nonrefundable advance payments we make for research and development activities until the related goods are received or the related services are performed. See Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Results of Operations

The revenue and expenses reflected in the consolidated financial statements may not be indicative of revenue and expenses that will be incurred by us in the future. The following discussion summarizes the key factors we believe are necessary for an understanding of our consolidated financial statements.

Expenses

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenues:
Revenue from license agreement	$3,000	$—	$3,000	100%
Revenue from development agreement	320	—	320	100%
Revenue from grants	622	—	622	100%
Revenue from related party	—	2,296	(2,296)	(100)%
Total revenues	3,942	2,296	1,646	72%
Cost and expenses:
Research and development	37,636	56,414	(18,778)	(33)%
General and administrative	20,620	28,816	(8,196)	(28)%
Loss/ (Gain) on lease modification and termination	881	(1,669)	2,550	(153)%
Total cost and expenses	59,137	83,561	(24,424)	(29)%
Loss from operations	(55,195)	(81,265)	26,070	(32)%
Sublease termination income, net	—	2,875	(2,875)	(100)%
Gain on Extinguishment of Debt	3,564	—	3,564	100%
Interest and other (expenses) income, net	(16)	588	(604)	(103)%
Net loss	$(51,647)	$(77,802)	$26,155	(34)%

Revenues. As of January 2021, revenues earned from the services performed under the Development Agreement for Ironwood, are not considered to be related party revenues (see Note 3). The increase in revenue of approximately $1.6 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, can be attributed to $3.0 million in revenue from the License Agreement (see Note 14), approximately $0.6 million in revenue associated with the PTC Grant (see Note 15) and approximately $0.3 million in revenue from the Akebia Supply Agreement (see Note 14), offset by a decrease in revenue generated from services performed under the Development Agreement, which ended on March 31, 2021.

Research and development expenses. The decrease in research and development expenses of approximately $18.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by a decrease of approximately $16.1 million in salaries, and other employee-related expenses, including $4.5 million in stock-based compensation, primarily due to lower average headcount, a decrease of approximately $9.2 million in facilities and other operating costs allocated to research and development primarily due to the reduction in the Company's total leased premises, partially offset of approximately $2.3 million in external research costs, and approximately $4.2 million related to a non-cash write-off of leasehold improvements related to the Termination Agreement in 2021. The increase in external research costs was primarily due to an increase of approximately $6.8 million in clinical trial costs for CY6463 in MELAS, CIAS and ADv, an increase of approximately $3.3 million associated with CY3018, offset by approximately $6.6 million related to olinciguat and approximately $0.7 million related to praliciguat studies, due to the completion of both studies, and a decrease of approximately $0.5 million in discovery costs.

General and administrative expenses. The decrease in general and administrative expenses of approximately $8.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by a decrease of approximately $5.4 million in salaries and other employee-related costs, including $2.5 million in stock-based compensation, primarily due to lower average headcount, a decrease of approximately $2.0 million in facilities and operating costs, primarily due to the reduction in Company's total leased premises, a decrease of approximately $2.3 million in outside professional and corporate expenses, including a decrease of approximately $1.7 million in professional expenses related to the Company's 2020 financing activities, and a decrease of approximately $0.6 million of administrative costs, partially offset by an increase of approximately $2.1 million related to a non-cash write-off of leasehold improvements related to the Termination Agreement in 2021.

Loss (Gain) on lease modification and termination. The loss on lease modification and termination of approximately $0.9 million recorded for the year ended December 31, 2021 is related to the lease termination of the Head Lease at 301 Binney Street in Cambridge, Massachusetts that was executed on April 30, 2021, compared to a gain on lease modification and termination of approximately $1.7 million in the year ended December 31, 2020 related to the Lease Amendment of the Head Lease at 301 Binney Street in Cambridge, Massachusetts that was executed in February 28, 2020 (see Note 8 to the Consolidated Financial Statements).

Sublease termination income, net. The sublease termination income, net of $2.9 million recorded in the year ended December 31, 2020 represents the difference between the consideration received and the consideration given up related to the Sublease Termination Agreement that was executed on September 15, 2020.

Gain on Extinguishment of Debt. The gain on extinguishment of debt of $3.5 million recorded in the year ended December 31, 2021 represents the write off of the Paycheck Protection Program ("PPP") loan, which was forgiven by the Small Business Association ("SBA") in November 2021.

Interest and other (expenses) income, net. Interest and other (expenses) income, net decreased by approximately $0.6 million for the year ended December 31, 2021, compared to the year ended December 31, 2020 due to a decrease of approximately $0.3 million in interest income driven by lower interest rates in the current year as compared to the prior year, and a decrease of approximately $0.3 million due to net sublease income recorded in 2020.

Liquidity and Capital Resources

Prior to the Separation, the primary source of liquidity for our business was cash flow allocated to Cyclerion from Ironwood. Post Separation, transfers of cash to and from Ironwood related to the Development Agreement and provisions of the Separation Agreement, have been reflected in the consolidated statement of cash flows.

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

On September 3, 2020, the Company entered into a sales agreement (which we refer to as the "Sales Agreement") with Jefferies with respect to the ATM Offering under the Registration Statement on Form S-3 (the "Shelf"). Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. During the year ended December 31, 2021, the Company sold 3,353,059 shares of common stock for net proceeds of $12.5 million under the ATM Offering.

On June 7, 2021, the Company closed on a private placement of 5,735,988 shares of common stock, pursuant to a Common Stock Purchase Agreement, for total gross proceeds of approximately $18 million. There were no material fees or commissions related to the transactions. The Company intends to use the proceeds to fund working capital and other general corporate purposes.

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

On December 31, 2021, we had approximately $54.0 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

Going Concern

Based on the timing expectations of our research and development plans, including our clinical trials, we expect that our existing cash and cash equivalents as of December 31, 2021, will be sufficient to fund our planned operating expenses and capital expenditure requirements through the next 12 months following the date of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Net cash used in operating activities	$(36,517)	$(72,490)	$35,973	(50)%
Net cash provided by investing activities	$1,457	$18	$1,439	7992%
Net cash provided by financing activities	$30,785	$28,090	$2,695	10%

Cash Flows from Operating Activities

Net cash used in operating activities was $36.5 million for the year ended December 31, 2021 compared to $72.5 million for the year ended December 31, 2020. The decrease in net cash used in operations of $36.0 million primarily relates to a decrease in our net loss of $26.2 million, non-cash leasehold improvement write off of $6.3 million in the current year, the recording of non-cash loss on lease termination of $0.9 million in the current year and non-cash gain on lease modification of $1.7 million in prior year, non-cash gain on lease termination of sublease for $2.9 million in prior year, and a decrease in working capital accounts of $8.8 million, partially offset by the recording of a non-cash gain on extinguishment of debt of $3.6 million due to the PPP Loan forgiveness in the current year and a decrease of stock-based compensation and other non-cash items of $7.2 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $1.5 million for the year ended December 31, 2021 compared to net cash provided by investing activities of a de minimis amount for the year ended December 31, 2020. The increase in net cash provided by investing activities of $1.4 million was primarily from an increase in cash received from sale of lab equipment in 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities was $30.8 million for the year ended December 31, 2021 compared to $28.1 million for the year ended December 31, 2020. The increase of $2.7 million was the result of cash received from the June 2021 Equity Private Placement of $18 million, net proceeds from the ATM Offering of $12.5 million, partially offset by the cash received from the 2020 Equity Private Placement of $24.3 million, and the cash received from the short-term note payable of $3.5 million in 2020.

Debt – Paycheck Protection Program

On April 21, 2020, we received loan proceeds in the amount of approximately $3.5 million pursuant to a promissory note agreement (the “Promissory Note”) with a bank under the Paycheck Protection Program of which certain key terms were adjusted by the Paycheck Protection Program Flexibility Act (“PPPFA”). The Promissory Note had an initial loan maturity of April 20, 2022, a stated interest rate of 1.0% per annum, and had payments of principal and interest that were due monthly after an initial deferral period where interest accrued, but no payments were due. Under the PPPFA, the initial deferral may be extended from six up to ten months and the loan maturity may be extended from two to five years. The Promissory Note provided for customary events of default, including, among others, those relating to failure to make payment when due and breaches of representations. The loan is subject to all the terms and conditions applicable under the PPPFA and is subject to review by the SBA for compliance with program requirements.

In August 2021, the Company applied with the SBA for forgiveness of the PPP loan and was notified on November 4, 2021, that the SBA has approved our application to forgive the entire amount of the loan and accrued interest. In November 2021, the Company recorded a gain on extinguishment of debt of $3.6 million representing the principal and accrued interest for the PPP Loan.

Funding Requirements

We expect our expenses to fluctuate as we advance the preclinical activities and clinical trials of our product candidates.

We believe that our existing cash and cash equivalents as of December 31, 2021 will enable us to fund our planned operating expenses and capital expenditure requirements at least through the next 12 months following the date of this Annual Report on Form 10-K, excluding net cash flows from potential business development activities. We based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2021, we had no uncertain tax positions.

Other Funding Commitments

As of December 31, 2021, we had, and continue to have, several ongoing studies in various clinical trial stages. Our most significant clinical trial spending is with clinical research organizations, or CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any significant cancellation penalties.

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements see Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

With respect to the year ended December 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2021 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

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

10.7+	Cyclerion Therapeutics, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed on March 29, 2019 (File No. 333-230615))

10.8+

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

10.10+	Cyclerion Therapeutics, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 25, 2019 (File No. 001-38787))

10.11+	Non-Employee Director Compensation Plan (effective June 1, 2019) (incorporated by reference to Exhibit 10.7 on Form 10-Q filed on August 12, 2019 (File No. 001-38737))

10.12

Open Market Sale AgreementSM, dated September 3, 2020, by and between Cyclerion Therapeutics, Inc. and Jefferies LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 3, 2020).

10.13*

License Agreement, dated as of June 3, 2021, by and between Cyclerion Therapeutics, Inc. and Akebia Therapeutics, Inc (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on July 30, 2021).

10.14

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

+ Indicates a management contract or compensatory plan.

* Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on February 24, 2022.

CYCLERION THERAPEUTICS, INC.
By:	/s/ Peter Hecht
Peter M. Hecht
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2022.

Signature	Title
/s/ Peter Hecht
Peter M. Hecht	Chief Executive Officer (Principal Executive Officer)
/s/ Anjeza Gjino
Anjeza Gjino	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Errol De Souza
Errol De Souza	Director
/s/ George Conrades
George Conrades	Director
/s/ Marsha Fanucci
Marsha Fanucci	Director
/s/ Ole Isacson
Ole Isacson	Director
/s/ Stephanie Lovell
Stephanie Lovell	Director
/s/ Terrance McGuire
Terrance McGuire	Director
/s/ Michael Mendelsohn
Michael Mendelsohn	Director

Index to Consolidated Financial Statements of Cyclerion Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cyclerion Therapeutics, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyclerion Therapeutics, Inc (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

February 24, 2022

Cyclerion Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$53,961	$54,395
Accounts receivable	100	—
Related party accounts receivable	—	127
Prepaid expenses	928	816
Other current assets	468	3,163
Total current assets	55,457	58,501
Restricted cash, net of current portion	—	3,837
Property and equipment, net	65	6,865
Operating lease right-of-use asset	1,402	43,402
Other assets	2,407	2,773
Total assets	$59,331	$115,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,828	$1,149
Related party accounts payable	—	286
Accrued research and development costs	6,353	1,421
Accrued expenses and other current liabilities	2,904	7,294
Short-term note payable	—	3,509
Current portion of operating lease liabilities	—	3,293
Total current liabilities	11,085	16,952
Operating lease liabilities, net of current portion	—	38,933
Commitments and contingencies (Note 7)	—	—
Stockholders' equity
Common stock, no par value, 400,000,000 shares authorized and 43,410,185 issued and outstanding at December 31, 2021 and 400,000,000 shares authorized and 34,047,300 issued and outstanding at December 31, 2020	—	—
Accumulated deficit	(215,076)	(163,429)
Paid-in capital	263,345	222,949
Accumulated other comprehensive loss	(23)	(27)
Total stockholders' equity	48,246	59,493
Total liabilities and stockholders' equity	$59,331	$115,378

The accompanying notes are an integral part of these consolidated financial statements.

Cyclerion Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

	Year Ended December 31,
	2021	2020
Revenues:
Revenue from license agreement	$3,000	$—
Revenue from development agreement	320	—
Revenue from grants	622	—
Revenue from related party	—	2,296
Total revenues	3,942	2,296
Cost and expenses:
Research and development	37,636	56,414
General and administrative	20,620	28,816
Loss/ (Gain) on lease modification and termination	881	(1,669)
Total cost and expenses	59,137	83,561
Loss from operations	(55,195)	(81,265)
Sublease termination income, net	—	2,875
Gain on extinguishment of debt	3,564	—
Interest and other (expenses) income, net	(16)	588
Net loss	$(51,647)	$(77,802)
Net loss per share:
Basic and diluted net loss per share	$(1.32)	$(2.56)
Weighted average shares used in calculating:
Basic and diluted net loss per share	39,144	30,403

Other comprehensive loss:
Net loss	$(51,647)	$(77,802)
Other comprehensive loss:
Foreign currency translation adjustment (loss) gain	4	(7)
Comprehensive loss	$(51,643)	$(77,809)

The accompanying notes are an integral part of these consolidated financial statements.

Cyclerion Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

	Common Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2019	27,598,133	$—	$183,376	$(85,627)	$(20)	$97,729
Net loss	—	—	—	(77,802)	—	(77,802)
Issuance of common stock - 2020 private placement	6,062,500		24,250			24,250
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	386,667	—	331	—	—	331
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	14,992	—	—	14,992
Foreign currency translation adjustment	—	—	—	—	(7)	(7)
Balance at December 31, 2020	34,047,300	$—	$222,949	$(163,429)	$(27)	$59,493
Net loss	—	$—	$—	$(51,647)	$—	(51,647)
Issuance of common stock - 2021 equity private placement	5,735,988	—	18,028	—	—	18,028
Issuance of common stock - ATM	3,353,059	—	12,475	—	—	12,475
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	273,838	—	282	—	—	282
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	7,915	—	—	7,915
Share‑based compensation expense related to issuance of stock options and RSUs to non-employees	—	—	1,696	—	—	1,696
Foreign currency translation adjustment	—	—	—	—	4	4
Balance at December 31, 2021	43,410,185	$—	$263,345	$(215,076)	$(23)	$48,246

The accompanying notes are an integral part of these consolidated financial statements.

Cyclerion Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,647)	$(77,802)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	472	2,297
Net loss on disposal of property and equipment	6,322	159
(Gain) / loss on lease modification and termination	881	(1,669)
Sublease termination income, net	—	(2,875)
Gain on extinguishment of debt	(3,564)	—
Share-based compensation expense	9,611	14,992
Changes in operating assets and liabilities:
Accounts receivable	(100)	—
Related party accounts receivable	127	1,346
Prepaid expenses	(112)	1,150
Other current assets	1,244	(55)
Operating lease assets	(59)	(2,598)
Other assets	366	(888)
Accounts payable	679	(1,301)
Related party accounts payable	(286)	205
Accrued research and development costs	4,932	(776)
Accrued expenses and other current liabilities	(4,335)	(1,983)
Operating lease liabilities	(1,048)	(2,692)
Net cash (used in) operating activities	(36,517)	(72,490)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7)	(1,524)
Proceeds from sale of property and equipment	1,464	1,542
Net cash provided by investing activities	1,457	18
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity private placement and ATM	30,503	24,250
Proceeds from exercises of stock options and ESPP	282	331
Proceeds from short-term note payable	—	3,509
Net cash provided by financing activities	30,785	28,090
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(7)
Net decrease in cash, cash equivalents and restricted cash	(4,271)	(44,389)
Cash, cash equivalents and restricted cash, beginning of period	58,232	102,621
Cash, cash equivalents and restricted cash, end of period	$53,961	$58,232
Supplemental cash flow disclosure:
Cash paid for initial direct costs of lease modification	$—	$6,507
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$53,961	$54,395
Restricted cash	—	3,837
Total cash, cash equivalents and restricted cash	$53,961	$58,232

The accompanying notes are an integral part of these consolidated financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Consolidated Financial Statements

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) is a clinical-stage biopharmaceutical company on a mission to develop treatments that restore cognitive function. Our lead asset, CY6463, is a pioneering, central nervous system (CNS) penetrant, soluble guanylate cyclase (sGC) stimulator that is currently in clinical development for Alzheimer's disease with vascular pathology (ADv), cognitive impairment associated with schizophrenia (CIAS), and Mitochondrial Encephalomyopathy, Lactic Acidosis and Stroke-like episodes (MELAS). sGC stimulators are small molecules that act synergistically with nitric oxide (NO) as positive allosteric modulators of sGC to boost production of cyclic guanosine monophosphate (cGMP). cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions in the CNS including neuronal function, neuroinflammation, cellular bioenergetics, and vascular function.

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

CNS assets. CY6463 is an orally administered CNS-penetrant sGC stimulator that is being developed as a symptomatic and potentially disease-modifying therapy for serious CNS diseases. NO-sGC-cGMP is a fundamental CNS signaling network, but it has not yet been leveraged for its full therapeutic potential. CY6463 enhances the brain’s natural ability to produce cGMP, an important second messenger in the CNS, by stimulating sGC, a key node in the NO-sGC-cGMP pathway. This pathway is critical to basic CNS functions and deficient NO-sGC-cGMP signaling is believed to play an important role in the pathogenesis of neurodegenerative diseases. Agents that stimulate sGC to produce cGMP may compensate for deficient NO signaling.

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

We have initiated exploratory clinical trials with CY6463 ADv, CIAS, and MELAS. The ADv study will be supported in part by a grant from the Alzheimer’s Association’s Part the Cloud-Gates Partnership Grant Program, which provides Cyclerion with $2 million of funding over two years.

Our next generation CNS asset, CY3018, is a differentiated CNS-penetrant sGC stimulator with greater CSF-to-plasma exposure relative to CY6463. CY3018 is intended to expand the potential of sGC stimulation for the treatment of disorders of the CNS.

Non-CNS assets. We have other assets that are outside of our current strategic focus. These non-core assets are not being internally developed at this time. Praliciguat is an orally administered, once-daily systemic sGC stimulator. On June 3, 2021, we entered into a License Agreement with Akebia relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing the pharmaceutical compound praliciguat and other related products and forms thereof enumerated in such agreement. Olinciguat is an orally administered, once-daily, vascular sGC stimulator that was evaluated in a Phase 2 study of participants with sickle cell disease. We released topline results from this study in October 2020. Olinciguat is available for licensing to a third party partner.

The Separation

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

2020 Equity Private Placement

On July 29, 2020, the Company entered into a Common Stock Purchase Agreement (the “2020 Equity Private Placement”) for the private placement of 6,062,500 shares of the Company’s common stock, for total gross proceeds of approximately $24.3 million. The closing of the 2020 Equity Private Placement occurred on July 29, 2020. The Company did not utilize the services of a placement agent or broker and accordingly incurred no material related transaction fees, or commissions.

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

At-the-Market Offering

On July 24, 2020, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof for an aggregate initial offering price not to exceed $150.0 million. The Shelf was declared effective as of July 31, 2020. On September 3, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering (the “ATM Offering”) under the Shelf. Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. During the year ended December 31, 2021, the Company sold 3,353,059 shares of its common stock for net proceeds of $12.5 million under the ATM Offering, after deducting commissions paid to Jefferies of approximately $0.4 million.

Basis of Presentation

The consolidated financial statements and the related disclosures have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the fiscal years presented.

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Cyclerion GmbH, and Cyclerion Securities Corporation. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

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

The Company has experienced negative operating cash flows for all historical periods presented and the Company expects these losses to continue into the foreseeable future as the Company continues the development and clinical testing of its product candidates CY6463, CY3018 and its discovery research programs. Through December 31, 2021, the Company had raised an aggregate of $219.8 million (in net proceeds) from equity private placements and the ATM Offering.

After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash and cash equivalents of $54.0 million as of December 31, 2021, the Company did not identify conditions or events that would raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cyclerion Therapeutics, Inc. and its wholly owned subsidiaries, Cyclerion GmbH and Cyclerion Securities Corporation. All intercompany transactions and balances are eliminated in consolidation.

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company currently operates in one reportable business segment - human therapeutics.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the amounts of expenses during the reported periods. On an ongoing basis, the Company’s management evaluates its estimates, judgments and methodologies. Significant estimates and assumptions in the consolidated financial statements include those related to revenue, impairment of long-lived assets, valuation procedures for right-of-use

("ROU") assets and operating lease liabilities, income taxes, including the valuation allowance for deferred tax assets, research and development expenses, contingencies, share-based compensation, and going concern. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents including Restricted Cash

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents may consist of money market funds and overnight repurchase agreements. The carrying amount of cash equivalents approximates fair value.

As of December 31, 2021, The Company did not have any restricted cash balances. As of December 31, 2020, the Company was contingently liable under an unused letter of credit with a bank, related to the Company's facility lease, in the amount of approximately $3.8 million. The Company recorded the collateral used to secure the letter of credit as restricted cash. The full amount of restricted cash was recorded as a component of non-current assets at December 31, 2020.

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

Property and equipment that is no longer required for the business is considered disposed of when it ceases to be used. Disposals are either sold or retired and the net book value is removed from the consolidated balance sheet and a corresponding gain or loss on the sale or disposal is recognized as a component of operating expenses in the consolidated statements of operations and comprehensive loss.

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

Foreign Currency Translation Adjustment

The functional currency of the Company’s foreign subsidiary is its local currency, the Swiss franc. The assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for the Company’s foreign subsidiary is included as a foreign currency translation adjustment in the consolidated statements of stockholders’ equity and as a component of comprehensive loss in the consolidated statements of operations and comprehensive loss.

The Company’s intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the re-measurement of intercompany balances are recorded in the consolidated statements of operations.

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company’s receivables primarily relate to amounts earned under a development agreement with Ironwood, licensing agreement, and supply agreement. The Company believes that credit risks associated with these agreements are not significant. To date, the Company has not had significant write-offs of bad debt and the Company did not have an allowance for doubtful accounts as of December 31, 2021 or 2020.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying amount of its long-lived assets to determine whether indicators of impairment may exist, which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. There were no significant impairments of long-lived assets for the years ended December 31, 2021 or 2020.

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) using the optional transition method. The adoption of ASC 842 represents a change in accounting principle that aims to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet for both operating and finance leases. In addition, the standard requires enhanced disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The reported results for the years ended December 31, 2021 and 2020 reflect the application of ASC 842 guidance.

The recognition of right-of-use assets and lease liabilities related to the Company’s operating leases under ASC 842 has had a material impact on the Company’s consolidated financial statements.

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

The Company had a property lease for its headquarters location at 301 Binney Street, Cambridge, MA (the “Head Lease”). The Company determined if the arrangement was a lease at the inception of the contract. The asset component of the Company’s operating leases was recorded as operating lease right-of-use assets, and the liability component was recorded as current portion of operating lease liabilities and operating lease liabilities, net of current portion, in the Company’s consolidated balance sheets.

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

Lease cost was recognized on a straight-line basis over the lease term, and included amounts related to short-term leases. Variable lease costs that do not depend on an index or rate were recognized as incurred.

ROU assets and operating lease liabilities were remeasured upon certain modifications to leases using the present value of remaining lease payments and estimated incremental borrowing rate upon lease modification. The difference between the remeasured ROU assets and the operating lease liabilities were recognized as a gain or loss in operating expenses. The Company reviewed any changes to its lease agreements for potential modifications and/or indicators of impairment of the respective ROU asset.

On October 18, 2019, the Company entered into an agreement to sublease 15,700 rentable square feet of its Head Lease to a subtenant (the “Sublease Agreement”). Sublease income was recognized on straight-line basis over the term of the sublease agreement and was recorded net of the related rent expense from the Head Lease within interest and other income, net in the consolidated statements of operations and comprehensive loss. In sublease agreements that contain non-monetary consideration, the Company estimated the fair market value of the non-monetary consideration received using market data and recognized it on a straight-line basis over the sublease term. Variable lease consideration that did not depend on an index or rate was allocated to a non-lease component and was recognized over time in accordance with the pattern of transfer.

No modification or impairment was deemed to have occurred by entering into the sublease agreement because the Company was not released, either fully or in part, from its obligations under the Head Lease. See Note 8, Leases.

On February 28, 2020 the Company entered into an amendment to its Head Lease (the “Lease Amendment”). The Lease Amendment provided for the partial termination of the Company's rights and obligations with respect to a portion of the leased premises of approximately 40,000 rentable square feet. The Company continued to lease approximately 74,000 rentable square feet under terms of the amended lease. The Lease Amendment was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification and the Company recorded a gain of approximately $2.1 million as a component of operating expenses for the year ended December 31, 2020. No impairment of the ROU asset was deemed to have occurred. See Note 8, Leases.

On September 15, 2020, the Company entered into an amendment to its Head Lease (the “Second Lease Amendment”). The Second Lease Amendment provided for the partial termination of the Company's rights and obligations with respect to a portion of the leased premises of approximately 17,000 rentable square feet (the “Surrender Space”). The Surrender Space included the 15,700 rentable square feet being subleased by the Company to a subtenant. The Company continued to lease approximately 57,000 rentable square feet under terms of the amended lease. The Second Lease Amendment was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification and the Company recorded a loss of approximately $0.4 million as a component of operating expenses for the year ended December 31, 2020. No impairment of the ROU asset was deemed to have occurred. See Note 8, Leases.

On September 15, 2020, concurrent with the execution of the Second Lease Amendment, the Company entered into an agreement with its subtenant to terminate the Sublease Agreement of approximately 15,700 rentable square feet (“the Sublease Termination Agreement”). Under the terms of the Sublease Termination Agreement, the former subtenant is obligated to provide licensed rooms and services to the Company free of charge through the original sublease term. Upon termination of the sublease, the Company recognized sublease termination income of approximately $3.1 million related to the prepaid rooms and services, and wrote off the remaining indirect costs from the sublease of approximately $0.2 million, in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. See Note 8, Leases.

On April 30, 2021, the Company entered into a Termination Agreement (the "Termination Agreement") for its Head Lease as initially amended on February 28, 2020, and further amended on September 15, 2020. Pursuant to the Termination Agreement, the Company surrendered the leased space of approximately 57,000 square feet to the building’s landlord. The Company did not pay any termination fees with the Termination Agreement. As a result of the termination of the Head Lease, the related right-of-use asset was written off, the lease liability was derecognized, and the $3.8 million security deposit was returned to the Company and recorded as part of our cash balance. In total, the Company recognized a loss on the termination of the Head Lease of $0.9 million for the year ended December 31, 2021. The loss is included in “General and administrative” expenses on our consolidated statement of operations and comprehensive loss.

Paycheck Protection Program Loan

On April 21, 2020, the Company received loan proceeds in the amount of approximately $3.5 million pursuant to a promissory note agreement with a bank under the Paycheck Protection Program. The Paycheck Protection Program, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Promissory Note had an original loan maturity of April 20, 2022, a stated interest rate of 1.0% per annum, and had payments of principal and interest that were due monthly after an initial six-month deferral period where interest accrued, but no payments were due. The Promissory Note provided for customary events of default, including, among others, those relating to failure to make payment when due and breaches of representations. The loan was subject to all the terms and conditions applicable under the PPP and was subject to review by the SBA for compliance with program requirements, including the Company’s certification that the economic uncertainty, at the time, made the PPP loan request necessary to support ongoing operations. On October 2, 2020, the SBA issued procedural guidance with respect to PPP loans and changes in ownership and the Company believes that it is compliant with respect to the 2020 Equity Private Placement and the ATM Offering.

In June 2020, the Payroll Protection Program Flexibility Act was signed into law adjusting certain key terms of loans issued under the PPP. In accordance with the PPPFA, the initial deferral period may be extended from six to up to ten months and the loan maturity may be extended from two to five years. The PPPFA also provided for certain other changes, including the extent to which the loan may be forgiven.

The loan’s principal and accrued interest were forgivable to the extent that the proceeds were used for eligible purposes, subject to certain limitations, and that the Company maintained its payroll levels over a twenty-four-week period following the loan date. The loan forgiveness amount may have been reduced if the Company terminated employees or reduced salaries during the twenty-four-week period. PPP loans are subject to audit and the SBA has indicated that companies that received over $2 million in proceeds should expect an audit. The Company believes that it has used the proceeds for eligible purposes consistent with the provisions of the PPPFA.

As the legal form of the Promissory Note is a debt obligation, the Company accounted for it as debt under Accounting Standards Codification (ASC) 470, Debt and recorded a short-term liability of $3.5 million in the consolidated balance sheets upon receipt of the loan proceeds. The Company accrued interest over the term of the loan and did not record additional interest at a market rate because the guidance on imputing interest in ASC 835-30, Interest excludes transactions where interest rates are prescribed by a government agency. Approximately $0.1 million of interest expense has been recognized within interest and other income, net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. In August 2021, the Company applied with the SBA for forgiveness of the PPP loan and was notified on November 4, 2021 that the SBA has approved our application to forgive the entire amount of the loan and accrued interest. The Company recorded a gain on extinguishment of debt of $3.6 million representing the principal and accrued interest for the PPP Loan.

Revenue

Upon executing a revenue generating arrangement, the Company assesses whether it is probable the Company will collect consideration in exchange for the good or service it transfers to the customer. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), it performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations. The Company must develop assumptions that require significant judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The assumptions that are used to determine the stand-alone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. The Company derives revenue from (1) license agreement and (2) supply agreement which are fully described in Note 14, License Agreement.

The Company generated revenue from a Development Agreement with Ironwood, pursuant to which the Company provided certain research and development services with respect to certain of Ironwood’s products and product candidates. Such research and development activities were governed by a joint steering committee composed of representatives of both companies. Services performed were invoiced at a mutually agreed upon rate and the initial term of the agreement was two years from the date of Separation and automatically renewed for one year unless either party notified the other at least six months prior to the expiration. Ironwood and the Company agreed that the Development Agreement would not be renewed beyond its initial term which ended on March 31, 2021.

The Company generates revenue from research and development grants under contracts with third parties that do not create customer-vendor relationships. The Company’s research and development grants are non-exchange transactions and are not within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Contribution revenue earned from activities performed pursuant to research and development grants is reported as grant revenue in the Company’s consolidated statements of operations. Revenue from these grants is recognized as the Company incurs qualifying expenses as stipulated by the terms of the respective grant. Cash received from grants in advance of incurring qualifying expenses is recorded as deferred revenue. The Company records revenue and a corresponding receivable when qualifying costs are incurred before receiving payment from the grants.

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

The tax positions taken or expected to be taken in the course of preparing the Company tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. It does not consider the likelihood of whether or not the IRS will review the position. Cyclerion evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could affect Cyclerion's income tax provision in future periods. There were no uncertain tax positions that require accrual or disclosure in the consolidated financial statements as of December 31, 2021, and 2020. The Company’s policy is to recognize interest and penalties related to income tax, if any, in income tax expense. As of December 31, 2021, and 2020, the Company has no accruals for interest or penalties related to income tax matters.

Patent Costs

Patent fees and patent related costs in connection with filing and prosecuting patent applications are expensed as incurred and are classified as general and administrative expenses in the accompanying consolidated financial statements. The Company incurred and recorded as operating expense legal and other fees related to patents of approximately $1.4 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively.

Interest and Other Income, Net

For the year ended December 31, 2021, interest and other income, net consisted of a de minimis amount of interest income related to interest generated from our cash and cash equivalents balances and a de minimis amount of interest expense related to the PPP loan. For the year ended December 31, 2020, interest and other income, net consisted of $0.3 million of interest income related to interest generated from our cash and cash equivalents balances and $0.3 million of net sublease income.

Subsequent Events

The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2021, but prior to the filing of the financial statements with the Securities and Exchange Commission, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K. See Note 14, Subsequent Events.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the consolidated financial statements, the Company did not adopt any new accounting pronouncements during the years ended December 31, 2021 and 2020, that had a material effect on its consolidated financial statements.

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

Under the Development Agreement, the Company provided certain research and development services to Ironwood at mutually agreed upon rates and the amounts earned are recorded as revenue from related party for the year ended December 31, 2020. Such research and development activities were governed by a joint steering committee composed of representatives of both Ironwood and the Company. Ironwood and the Company have agreed not to renew the Development Agreement beyond the end of its initial term on March 31, 2021. These transactions under the Development Agreement were considered related party transactions due to Mark Currie’s role as President of the Company through December 31, 2020, and board member of Ironwood. In January 2021, Mark Currie’s role transitioned from President of the Company to a senior advisor on a consulting basis. Therefore, effective January 2021, transactions under the Development Agreement are no longer accounted for as related party transactions. The Company recorded approximately $2.3 million for the year ended December 31, 2020.

Other Related Party Transactions

During the year ended December 31, 2020, the Company recorded approximately $1.5 million of research and development costs to a related party which it engaged to provide research and development transaction support services. The entity became a related party when Mark Currie, the Company’s President through December 31, 2020, joined its board in January 2020. There was approximately $0.3 million due to the related party for the year ended December 31, 2020. In January 2021, Mark Currie’s role transitioned from President of the Company to a senior advisor on a consulting basis. Therefore, effective January 2021, transactions under this agreement are no longer accounted for as related party transactions.

4. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of December 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$52,917	$—	$—	$52,917
Cash equivalents	$52,917	$—	$—	$52,917

	Fair Value Measurements as of December 31, 2020:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$53,240	$—	$—	$53,240
Cash equivalents	$53,240	$—	$—	$53,240

During the year ended December 31, 2021 and 2020, there were no transfers between levels. The fair value of the Company's cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

The Company believes the carrying amounts of its prepaid expenses and other current assets, restricted cash, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these amounts.

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Software	$2,214	$2,214
Computer and office equipment	51	44
Leasehold improvements	—	14,894
Property and equipment, gross	2,265	17,152
Less: accumulated depreciation and amortization	(2,200)	(10,287)
Property and equipment, net	$65	$6,865

As of December 31, 2021, and 2020, the Company’s property and equipment was primarily located in Cambridge, Massachusetts.

Depreciation and amortization expense of the Company’s property and equipment was approximately $0.5 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, the Company recorded a non-cash loss of $6.3 million, on the disposal of leasehold improvements as a result of its Head Lease (as defined below) termination (see Note 8 to the Consolidated Financial Statements). The non-cash loss on the disposal of leasehold improvements was recognized as a component of operating expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued incentive compensation	$1,369	$1,720
Salaries	266	514
Accrued vacation	345	555
Professional fees	398	689
Accrued severance and benefit costs	28	3,640
Other	498	176
Accrued expenses and other current liabilities	$2,904	$7,294

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2021 or December 31, 2020.

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

On April 1, 2019, the Company entered into the Head Lease ("the Head Lease"), a direct operating lease for its former headquarters located at 301 Binney Street, Cambridge, MA consisting of approximately 114,000 rentable square feet of office and laboratory space on the first and second floors. The Head Lease had a term of 123 months with two five-year extension options and certain expansion rights. The Head Lease also included a letter of credit of $7.7 million, posted with the landlord as a security deposit, which was collateralized by a money market account recorded as restricted cash on the Company’s consolidated balance sheets. The Company had also entered into customary non-disturbance arrangements with the building landlord’s mortgagee and with the property ground lessor recognizing Company's leasehold interest in this property.

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

On September 15, 2020 the Company entered into the Second Lease Amendment to its Head Lease. The Second Lease Amendment provided for the partial termination of the Company’s rights and obligations with respect to a portion of the leased premises of approximately 17,000 rentable square feet. The Surrender Space included 15,700 rentable square feet being subleased by the Company to a subtenant. The Company continued to lease approximately 57,000 square feet of space. The Company reduced its remaining lease payments through June 2029 by approximately $16.9 million. The Company paid no termination or other initial direct costs related to the execution of the Second Lease Amendment. The Company’s security deposit was reduced by approximately $1.2 million to approximately $3.8 million, which is classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2020.

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

On April 30, 2021, the Company entered into a Termination Agreement (the "Termination Agreement") for its Head Lease as initially amended on February 28, 2020, and further amended on September 15, 2020. Pursuant to the Termination Agreement, the Company surrendered the leased space of approximately 57,000 square feet to the building’s landlord. The Company did not pay any termination fees in connection with the Termination Agreement. As a result of the termination of the Head Lease, the related right-of-use asset was written off, the lease liability was derecognized, and the $3.8 million security deposit was returned to the Company and recorded as part of our cash balance. In total, the Company recognized a loss on the termination of the Head Lease of $0.9 million for the year ended December 31, 2021. The loss is included in “General and administrative” expenses on our consolidated statement of operations and comprehensive loss.

The Company had an operating lease ROU asset of approximately $43.4 million related to the amended Head Lease recorded in its consolidated balance sheets as of December 31, 2020. The Company had current and non-current operating lease liabilities of approximately $3.3 million, and $38.9 million, respectively, related to the amended Head Lease recorded in its consolidated balance sheets as of December 31, 2020.

Lease cost was recognized on a straight-line basis over the lease term. For the years ended December 31, 2021 and 2020, the Company recognized a total of approximately $2.4 million and $8.6 million, respectively, of total lease costs. Variable lease costs not subject to an index or rate were recognized as incurred. For the years ended December 31, 2021 and 2020, the Company recognized a total of approximately $0.7 million and $2.2 million, respectively, of variable lease costs related to the Head Lease, as amended.

In May 2021, the Company signed a membership agreement to lease space with WeWork at 501 Boylston Street, Boston, Massachusetts. The lease commenced on August 1, 2021 and was accounted for as a short term lease. The Company recorded $0.1 million in lease expense associated with the membership agreement during the year ended December 31, 2021.

Supplemental cash flow information related to leases for the periods reported is as follows:

	December 31,	December 31,
	2021	2020
Decrease in right-of-use assets related to lease modifications and termination (in thousands)	$42,058	$27,333
Decrease in operating lease liabilities due to lease modifications and termination (in thousands)	$41,177	$29,002
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$1,887	$7,411
Weighted-average remaining lease term of operating leases (in years)	—	8.5
Weighted-average discount rate of operating leases	—	6.1%

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

The Company determined that the Sublease Termination Agreement constituted a non-monetary exchange under ASC 845 Nonmonetary Transactions (“ASC 845”) where, in return for the free rooms and the services, the Company agreed to terminate its rights and obligations under the sublease agreement. In accordance with ASC 845, the Company determined that the accounting for the transaction should be based on the fair value of assets or services involved. The Company estimated the fair value of the rooms and services to be approximately $1.5 million and $2.9 million, respectively. Accordingly, prepaid rooms and services of $4.4 million were recorded upon the sublease termination, of which $1.6 million was recorded in other current assets and $2.8 million was recorded in other assets in the consolidated balance sheets as of December 31, 2020. Termination fee income of $3.1 million was recognized related to the rooms and services, after considering the rent receivable balance of $1.3 million outstanding from the subtenant. The remaining unamortized direct costs of $0.2 million were written off. The effects of the Sublease Termination Agreement were recorded within sublease termination income, net in the consolidated statements of operations and comprehensive loss. Total gross sublease income of approximately $1.5 million, and net sublease income of approximately $0.3 million was recorded in interest and other income, net in the consolidated statements of operations and comprehensive loss for year ended December 31, 2020.

The Company determined that the licensed rooms represent a lease under ASC 842. The Company obtained control of the rooms in the third quarter of 2021 and the prepaid rooms balance of approximately $1.4 million was reclassified from other assets to a ROU asset. The related lease expense is recognized on a straight-line basis over the lease term of 8.88 years. The Company recorded $0.1 million of lease expense during the year ended December 31, 2021. The Company determined that the licensed services represent a non-lease component, which is recognized separately from the lease component for this asset class. The expense related to the licensed services is recognized on a straight-line basis over the period the services are received. The Company recorded $0.2 million for the year ended December 31, 2021. Both the lease expense and services expense are recognized as a component of research and development costs in the consolidated statements of operations and comprehensive loss.

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

The following table provides share-based compensation reflected in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$3,945	$6,799
General and administrative	5,666	8,193
	$9,611	$14,992

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

A summary of stock option activity for the year ended December 31, 2021 is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2020	7,426,356	$11.87	7.0	$1,178
Granted	1,176,250	2.98
Exercised	(72,419)	2.17
Cancelled or forfeited	(1,449,761)	10.69
Outstanding as of December 31, 2021	7,080,426	$10.73	6.9	—
Exercisable at December 31, 2021	4,518,213	$13.46	5.9	$—

During the years ended December 31, 2021 and 2020, the Company granted stock options to purchase an aggregate of 1,176,250 shares and 1,382,846 shares, respectively, at weighted average grant fair values per option share of $2.17 and $1.97, respectively. The total grant fair value of options granted during the years ended December 31, 2021 and 2020 was $2.6 million and $2.7 million, respectively.

The total intrinsic value of options exercised for the years ended December 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively.

As of December 31, 2021, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options held by the Company’s employees is $8.1 million and the weighted average period over which that expense is expected to be recognized is 3.29 years.

The weighted-average Black-Scholes assumptions used in estimating the fair value of the stock options granted by Cyclerion following the Separation during the years ended December 31, 2021 and 2020 were as follows:

	Year ended December 31,
	2021	2020
Weighted average risk-free interest rate	1.09%	0.43%
Expected dividend yield	—	—
Expected option term (in years)	5.9	6.3
Expected stock price volatility	85.45%	91.73%

For the years ended December 31, 2021 and 2020, expected volatility was estimated using an average of the historical volatility of the common stock of a group of similar companies that were publicly traded. The

Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

The Company has granted to certain employees performance based options to purchase shares of common stock. These options are subject to performance based milestone vesting. During the year ended December 31, 2021, 50,000 shares vested as a result of performance milestone achievements and no shares vested during the year ended December 31, 2020. The Company recorded a de minimis and no share-based compensation expense related to these performance-based options for the years ended December 31, 2021, and 2020, respectively.

Market-based Stock Options

The Company also has granted to certain employees stock options containing market conditions that vest upon the achievement of specified price targets of the Company’s share price for a period through December 31, 2024. Vesting is measured based upon the average closing price of the Company’s share price for any thirty consecutive trading days, subject to certain service requirements. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award, ranging from approximately 4.0 to 4.6 years. The Company accelerates expense when a stock price target is achieved prior to the derived service period. The Company does not reverse expense recognized if the share price target(s) are ultimately not achieved but expense is reversed when a stock award recipient has a break in service prior to the completion of the derived service period. As of December 31, 2021, there was $0.2 million of unrecognized compensation costs related to stock options containing market conditions, which is expected to be recognized over a weighted-average period of 2.17 years.

A summary of stock awards containing market conditions activity for the years ended December 31, 2021 and 2020 is as follows:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (in
	Options	Price	Term (years)	thousands)
Outstanding as of December 31, 2020	600,000	$2.01	$8.9	$630
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	(150,000)	$—	$—	$—
Outstanding as of December 31, 2021	450,000	$2.01	7.9	$—
Exercisable at December 31, 2021	—	$—	—	$—

The fair value of stock options containing market conditions is estimated using Monte Carlo simulations. No stock options containing market conditions were granted during the years ended December 31, 2021 and 2020.

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

A summary of RSU activity for the years ended December 31, 2021 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2020	294,913	$14.52
Granted	39,369	3.17
Vested	(143,774)	12.01
Forfeited	(97,704)	14.41
Unvested as of December 31, 2021	92,804	$13.70

As of December 31, 2021, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested restricted stock units by the Company’s employees is $0.7 million and the weighted-average period over which that expense is expected to be recognized is 1.13 years.

10. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Year Ended December 31,
	2021	2020
Numerator:
Net loss (in thousands)	$(51,647)	$(77,802)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	39,144	30,403
Net loss per share — basic and diluted	$(1.32)	$(2.56)

We exclude shares of common stock related to stock options and RSUs from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Stock Options	$7,530,426	$294,913
RSUs	92,804	8,026,356
	$7,623,230	$8,321,269

11. Income Taxes

There was no provision for income taxes for the years ended December 31, 2021, and 2020, due to the Company’s operating losses and a full valuation allowance on deferred tax assets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows (in thousands):

	Year Ended December 31,
	2021	2020
U.S.	$(51,686)	$(77,884)
International	39	82
Loss before benefit from income taxes	$(51,647)	$(122,406)
Income tax benefit using U.S. federal statutory rate	$(10,846)	$(16,338)
State income taxes, net of federal benefit	(3,631)	(5,619)
Non-deductible share-based compensation	(911)	16
Share-based compensation - shortfalls/(windfalls)	946	1,047
Permanent differences	(420)	(94)
PPP loan forgiveness	(748)	—
Tax credits	(805)	(2,469)
Other	(9)	(16)
Change in valuation allowance	16,424	23,473
	$—	$—

The effective income tax rate is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

Deferred tax assets (liabilities) consist of the following as of December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$43,700	$27,007
Tax credit carryforwards	8,044	7,185
Share-based compensation	7,702	5,890
Operating lease - liability	—	11,536
Property and equipment	(1)	1,362
Capitalized research and development	11,147	12,684
Accruals and reserves	91	518
Other	4	—
Total deferred tax assets	$70,687	$66,182

Deferred tax liabilities:
Operating lease - right of use asset	$(383)	$(11,857)
Prepaid sublease termination	(758)	(1,203)
Total deferred tax liabilities	(1,141)	(13,060)
Net deferred tax assets	69,546	53,122

Valuation allowance	(69,546)	(53,122)
Net deferred tax assets	$—	$—

Management of Cyclerion has evaluated the positive and negative evidence bearing upon the possible realization of its deferred tax assets. Management has considered the Company's history of operating losses, in addition to the expected timing of the reversal of existing temporary differences and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, the net deferred tax assets have been fully reserved at December 31, 2021 and December 31, 2020. Management reevaluates the positive and negative evidence on a quarterly basis.

The valuation allowance increased by approximately $16.4 million during the year ended December 31, 2021 primarily due to increases in capitalized research and development expenses, net operating losses, tax credit carryforwards and deferred tax assets related to share-based compensation.

Cyclerion did not generate net operating loss carryforwards or tax credit carryforwards available for its use until its inception and operation as a standalone legal entity. At December 31, 2021 and 2020, Cyclerion has federal net operating loss carryforwards of approximately $160 million and $98.8 million, respectively, to offset future federal taxable income that will be carried forward indefinitely until utilized. As of December 31, 2021, and 2020, Cyclerion had state net operating loss carryforwards of approximately $159.6 million and $98.9 million, respectively, to offset future state taxable income, which will begin to expire in 2039 and will continue to expire through 2040. Cyclerion also had tax credit carryforwards of approximately $8.4 million and $7.5 million as of December 31, 2021 and 2020, respectively, to offset future federal and state income taxes. Federal credits begin to expire in 2039 and will continue to expire through 2040. State credits begin to expire in 2022 and continue through 2034.

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

Upon audit, taxing authorities may challenge all or part of an uncertain income tax position. While Cyclerion has no history of tax audits since its inception on a standalone basis, it may be subject to tax audits by federal and state taxing authorities in the future. Accordingly, Cyclerion regularly assesses the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. Cyclerion had no unrecognized tax benefits as of December 31, 2021 and 2020. Cyclerion will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, no interest or penalties have been accrued. There are no current federal or state income tax audits in progress.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic, which among other things contains numerous income tax provisions, some of which are effective retroactively for fiscal years ended before the date of enactment. The CARES Act includes certain tax relief provisions, including modifications to the NOL rules, including a provision to carryback losses from 2018 – 2021 tax years, temporary changes to business interest expense disallowance rules (IRC §163(j)), qualified improvement property, payroll tax delays/ credits, and several other tax and non-tax benefits. These tax provisions should have no significant income tax ramifications for Cyclerion, but the Company will continue to monitor any changes and guidance in order to consider potential opportunities. The CARES Act also created a program called the Paycheck Protection Program to be administered by the SBA. Cyclerion received $3.5 million of loan proceeds on April 21, 2020 under the PPP, as fully described in Note 2, Summary of Significant Accounting Policies.

12. Defined Contribution Plan

In 2019, Cyclerion adopted a defined contribution 401(k) Savings Plan similar to the plan in place at Ironwood. The plan assets under the Ironwood defined contribution 401(k) Savings Plan were transferred to the Cyclerion plan. Subject to certain IRS limits, eligible employees may elect to contribute from 1% to 100% of their compensation. Cyclerion contributions to the plan are at the sole discretion of the board of directors. Currently, Cyclerion provides a matching contribution of 75% of the employee’s contributions, up to $6,000 annually.

Included in compensation expense is approximately $0.3 million and $0.5 million related to the defined contribution 401(k) Savings Plan for the years ended December 31, 2021 and 2020, respectively.

13. Workforce Reduction

2020 Workforce Reduction

On November 5, 2020, the Company began a reduction of its current workforce by forty-eight (48) full-time employees to align its resources with its current priorities of focusing on the MELAS study, the planned ADv study and further characterization of CY6463 novel pharmacology.

The Company recorded total costs related to the 2020 Workforce Reduction were approximately $5.0 million including approximately $0.1 million in stock-based compensation from the modification of certain share-based equity awards.

The Company reduced its workforce by thirty-one (31) employees in the fourth quarter of 2020 and recorded approximately $4.1 million of severance and benefits costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, or ASC 420, including a de minimis amount of stock-based compensation expense, for the year ended December 31, 2020. The workforce reduction was completed by the end of the first quarter of 2021.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the year ended December 31, 2021 (in thousands):

	Amounts accrued at December 31, 2020	Charges	Amount paid	Adjustments	Amounts accrued at December 31, 2021
2020 workforce reduction	$(3,640)	$(878)	$4,490	$—	$(28)
Total	$(3,640)	$(878)	$4,490	$—	$(28)

14. License Agreement

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

The Company determined the Supply Agreement has stand-alone value under the scope of ASC 606 and should not be combined with the License Agreement. Given that the Supply Agreement can be terminated at any time without cause with 30 days notice, the Company deemed the Supply Agreement to be a month-to-month contract. The manufacturing of the Initial Supply by the Company represents a single performance obligation and consideration related to the manufacturing costs will be recognized over time as costs are incurred based on an input method. The Company recorded $0.3 million amount as revenue from the Supply Agreement for the year ended December 31, 2021.

15. Grant Revenue

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

The Company incurred approximately $0.6 million of allowable expenses and recognized a corresponding amount of grant revenue for the year ended December 31, 2021.

16. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date through the date the consolidated financial statements were issued and determined that there were no such events requiring recognition or disclosure in the consolidated financial statements.