Form 10-Q
period 2022-03-31
Cyclerion Therapeutics, Inc.
filed 2022-05-04
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 2, 2022, the registrant had 43,448,360 shares of common stock, no par value, outstanding.

CYCLERION PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

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

See the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and elsewhere in this Quarterly Report on Form 10-Q for a further description of these and other factors. We caution you that the risks, uncertainties, and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$41,125	$53,961
Accounts receivable	227	100
Prepaid expenses	1,007	928
Other current assets	477	468
Total current assets	42,836	55,457
Property and equipment, net	17	65
Operating lease right-of-use asset	1,356	1,402
Other assets	2,316	2,407
Total assets	$46,525	$59,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,519	$1,828
Accrued research and development costs	4,538	6,353
Accrued expenses and other current liabilities	2,434	2,904
Total current liabilities	9,491	11,085
Commitments and contingencies (Note 6)	—	—
Stockholders' equity
Common stock, no par value, 400,000,000 shares authorized and 43,448,360 issued and outstanding at March 31, 2022 and 400,000,000 shares authorized and 43,410,185 issued and outstanding at December 31, 2021	—	—
Accumulated deficit	(228,054)	(215,076)
Paid-in capital	265,112	263,345
Accumulated other comprehensive loss	(24)	(23)
Total stockholders' equity	37,034	48,246
Total liabilities and stockholders' equity	$46,525	$59,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Revenue from development agreement	225	62
Revenue from grants	486	—
Total revenues	711	62
Cost and expenses:
Research and development	9,743	8,092
General and administrative	3,952	5,365
Total cost and expenses	13,695	13,457
Loss from operations	(12,984)	(13,395)
Interest and other income (expenses), net	6	(4)
Net loss	$(12,978)	$(13,399)
Net loss per share:
Basic and diluted net loss per share	$(0.30)	$(0.39)
Weighted average shares used in calculating:
Basic and diluted net loss per share	43,425	34,081

Other comprehensive loss:
Net loss	$(12,978)	$(13,399)
Comprehensive loss	$(12,978)	$(13,399)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2020	34,047,300	$—	$222,949	$(163,429)	$(27)	$59,493
Net loss	—	—	—	(13,399)	—	(13,399)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	82,625	—	27	—	—	27
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	1,921	—	—	1,921
Foreign currency translation adjustment	—	—	391	—	—	391
Balance at March 31, 2021	34,129,925	$—	$225,288	$(176,828)	$(27)	$48,433

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2021	43,410,185	$—	$263,345	$(215,076)	$(23)	$48,246
Net loss	—	—	—	(12,978)	—	(12,978)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	38,175	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	1,476	—	—	1,476
Share‑based compensation expense related to issuance of stock options to non-employees	—	—	291	—	—	291
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Balance at March 31, 2022	43,448,360	$—	$265,112	$(228,054)	$(24)	$37,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,978)	$(13,399)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	48	258
Net loss on disposal of property and equipment	—	(12)
Share-based compensation expense	1,767	2,312
Changes in operating assets and liabilities:
Accounts receivable	(127)	—
Related party accounts receivable	—	127
Prepaid expenses	(79)	(396)
Other current assets	(9)	(92)
Operating lease assets	46	1,006
Other assets	91	91
Accounts payable	691	(54)
Related party accounts payable	—	(286)
Accrued research and development costs	(1,815)	199
Operating lease liabilities	—	(774)
Accrued expenses and other current liabilities	(470)	(3,435)
Net cash (used in) operating activities	(12,835)	(14,455)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	1,462
Net cash provided by investing activities	—	1,462
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options and ESPP	—	27
Net cash provided by financing activities	—	27
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net decrease in cash, cash equivalents and restricted cash	(12,836)	(12,966)
Cash, cash equivalents and restricted cash, beginning of period	53,961	58,232
Cash, cash equivalents and restricted cash, end of period	$41,125	$45,266
Supplemental cash flow disclosure:
Cash and cash equivalents	$41,125	$41,429
Restricted Cash	$—	$3,837
Total cash, cash equivalents and restricted cash	$41,125	$45,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) is a clinical-stage biopharmaceutical company on a mission to develop treatments that restore cognitive function. Our lead asset, CY6463, is a pioneering, central nervous system ("CNS") penetrant, soluble guanylate cyclase ("sGC") stimulator that is currently in clinical development for Alzheimer’s disease with vascular pathology ("ADv"), cognitive impairment associated with schizophrenia ("CIAS"), and Mitochondrial Encephalomyopathy, Lactic Acidosis and Stroke-like episodes ("MELAS"). sGC stimulators are small molecules that act synergistically with nitric oxide ("NO") as positive allosteric modulators of sGC to boost production of cyclic guanosine monophosphate ("cGMP"). cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions in the CNS including neuronal function, neuroinflammation, cellular bioenergetics, and vascular function.

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

CNS assets. CY6463 is an orally administered CNS-penetrant sGC stimulator that is being developed as a symptomatic and potentially disease modifying therapy for serious CNS diseases. NO-sGC-cGMP is a fundamental signaling network that is widely used in the nervous system. CY6463 enhances the brain’s natural ability to produce cGMP, an important second messenger in the CNS, by stimulating sGC, a key node in the NO-sGC-cGMP pathway. This pathway is critical to basic CNS functions and deficient NO-sGC-cGMP signaling is believed to play an important role in the pathogenesis of many neurodegenerative diseases. Agents that stimulate sGC to produce cGMP may compensate for deficient NO signaling.

On January 13, 2020, we announced positive results from our Phase 1 first-in-human study that provided the foundation for continued development of CY6463. The results from this study indicate that CY6463 was well tolerated. Pharmacokinetic ("PK") data, obtained from both blood and cerebral spinal fluid ("CSF"), support once-daily dosing, with or without food, and demonstrated CY6463 penetration of the blood-brain-barrier with CSF concentrations expected to be pharmacologically active.

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

We have initiated exploratory clinical trials with CY6463 in ADv, CIAS, and MELAS. The ADv study is supported in part by a grant from the Alzheimer’s Association’s Part the Cloud-Gates Partnership Grant Program (the "PTC Grant"), which provides Cyclerion with $2 million of funding over two years.

Our next generation CNS asset, CY3018, is a differentiated CNS-penetrant sGC stimulator with greater CSF-to-plasma exposure relative to CY6463. CY3018 is intended to expand the potential of sGC stimulation for the treatment of disorders of the CNS.

Non-CNS assets. We have other assets that are outside of our current strategic focus. These non-core assets are not being internally developed at this time. Praliciguat is an orally administered, once-daily systemic sGC stimulator. On June 3, 2021, we entered into the License Agreement (as defined below) with Akebia Therapeutics, Inc. ("Akebia") relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing praliciguat and other related products and forms thereof enumerated in such agreement. Olinciguat is an orally administered, once-daily, vascular sGC stimulator that was evaluated in a Phase 2 study of participants with sickle cell disease. We released topline results from this study in October 2020. Olinciguat is available for licensing to a third party partner.

The Separation

On April 1, 2019, Ironwood Pharmaceuticals, Inc. ("Ironwood") completed the separation of its sGC business, and certain other assets and liabilities, into a separate, independent publicly traded company by way of a pro-rata distribution of all of the outstanding shares of common stock of Cyclerion Therapeutics, Inc. through a dividend distribution of one share of the Company’s common stock, with no par value per share, for every 10 shares of Ironwood common stock held by Ironwood stockholders as of the close of business on March 19, 2019, the record date for the Distribution (the entire transaction being the “Separation”). As a result of the Separation, the Company became an independent public company and commenced trading under the symbol “CYCN” on the Nasdaq Global Select Market on April 2, 2019.

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

2021 Equity Private Placement

On June 3, 2021, the Company entered into a Common Stock Purchase Agreement (the “2021 Equity Private Placement”) for the private placement of 5,735,988 shares of the Company’s common stock, for total gross proceeds of approximately $18 million. The closing of the 2021 Equity Private Placement occurred on June 7, 2021. The Company did not utilize the services of a placement agent or broker and accordingly incurred no material related transaction fees or commissions.

At-the-Market Offering

On July 24, 2020, the Company filed a Registration Statement on Form S-3 (the "Shelf") with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof for an aggregate initial offering price not to exceed $150.0 million. The Shelf was declared effective as of July 31, 2020. On September 3, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering (the “ATM Offering”) under the Shelf. Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. The Company has sold 3,353,059 shares of its common stock for net proceeds of $12.5 million under the ATM Offering since entering into the Sales Agreement, with no shares of common stock issued or sold under the ATM Offering during the three months ended March 31, 2022.

Basis of Presentation

The condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 24, 2022.

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

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

The Company has experienced negative operating cash flows for all historical periods presented and the Company expects these losses to continue into the foreseeable future as the Company continues the development and clinical testing of its product candidates CY6463, CY3018 and its discovery research programs. Through March 31, 2022, the Company had raised an aggregate of $219.8 million (in net proceeds) from equity private placements and the ATM Offering.

After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash and cash equivalents of $41.1 million as of March 31, 2022, the Company did not identify conditions or events that would raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the amounts of expenses during the reported periods. On an ongoing basis, the Company’s management evaluates its estimates, judgments, and methodologies. Significant estimates and assumptions in the consolidated financial statements include those related to revenue, impairment of long-lived assets, valuation procedures for right-of-use ("ROU") assets and operating lease liabilities, income taxes, including the valuation allowance for deferred tax assets, research and development expenses, contingencies, share-based compensation and going concern. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the consolidated financial statements, the Company did not adopt any new accounting pronouncements during the three months ended March 31, 2022 that had a material effect on its condensed consolidated financial statements.

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

In May 2021 the FASB issued Accounting Standards Update No. 2021-04, Earnings Per Share ("Topic 260"), Debt-Modifications and Extinguishments ("Subtopic 470-50"), Compensation-Stock Compensation ("Topic 718"), and Derivatives and Hedging-Contracts in Entity’s Own Equity ("Subtopic 815-40"): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force ("EITF") , which amends the FASB Accounting Standards Codification ("ASC" or the “Codification”) to provide explicit guidance, and, thus, reduce diversity in practice, on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. This amendment provides that for an entity that presents earnings per share ("EPS") in accordance with Topic 260, the effects of a modification or an exchange of a freestanding equity-classified written call option that is recognized as a dividend should be an adjustment to net income (or net loss) in the basic EPS calculation. The amended guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 in the first quarter of 2022, and the adoption of this standard did not have a material impact on the Company's financial position or results of operations.

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

3. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements as of March 31, 2022:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$40,072	$—	$—	$40,072
Cash equivalents	$40,072	$—	$—	$40,072

	Fair Value Measurements as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$52,917	$—	$—	$52,917
Cash equivalents	$52,917	$—	$—	$52,917

During the three months ended March 31, 2022 and 2021, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

The Company believes the carrying amounts of its prepaid expenses and other current assets, restricted cash, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these amounts.

4. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Software	2,214	$2,214
Computer equipment	51	51
Property and equipment, gross	2,265	2,265
Less: accumulated depreciation and amortization	(2,248)	(2,200)
Property and equipment, net	$17	$65

As of March 31, 2022, and December 31, 2021, the Company’s property and equipment was primarily located in Cambridge, Massachusetts.

Depreciation and amortization expense of the Company’s property and equipment was a de minimis amount and approximately $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued incentive compensation	$520	$1,369
Salaries	455	266
Accrued vacation	363	345
Professional fees	710	398
Accrued severance and benefit costs	—	28
Other	386	498
Accrued expenses and other current liabilities	$2,434	$2,904

6. Commitments and Contingencies

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of March 31, 2022 and December 31, 2021.

7. Leases

On April 30, 2021, the Company entered into a Termination Agreement (the "Termination Agreement") for its Head Lease (the "Head Lease") for the Company's former headquarters located at 301 Binney Street, Cambridge, MA, as initially amended on February 28, 2020, and further amended on September 15, 2020. Pursuant to the Termination Agreement, the Company surrendered the leased space of approximately 57,000 square feet to the building’s landlord. The Company did not pay any termination fees in connection with the Termination Agreement. As a result of the termination of the Head Lease, the related right-of-use asset was written off, the lease liability was derecognized, and the $3.8 million security deposit was returned to the Company and recorded as part of our cash balance.

Lease cost was recognized on a straight-line basis over the lease term. For the three months ended March 31, 2021, the Company recognized a total of approximately $1.6 million of total lease costs and $0.5 million of variable lease costs, related to the Head Lease. The Company did not record any lease costs related to the Head Lease during the three months ended March 31, 2022. For the three months ended March 31, 2021, the Company paid $1.4 million related to its lease liability.

In May 2021, the Company signed a membership agreement to lease space with WeWork at 501 Boylston Street, Boston, Massachusetts. The lease commenced on August 1, 2021 and was accounted for as a short term lease. The Company recorded $0.1 million lease expense associated with the membership agreement during the three months ended March 31, 2022.

On September 15, 2020, the Company entered into a Sublease Termination Agreement (the "Sublease Termination Agreement") to terminate its sublease of 15,700 rentable square feet of its leased premises under the Head Lease. Under the terms of the Sublease Termination Agreement, the subtenant was relieved of its obligation to provide future cash rental payments to the Company. The agreements requiring the former subtenant to provide licensed rooms and services to the Company free of charge through the original sublease term survived the sublease termination. The Company gained access to the licensed rooms and services beginning in the third quarter of 2021. The letter of credit security deposit related to the sublease was released.

The Company determined that the Sublease Termination Agreement constituted a non-monetary exchange under ASC 845 Nonmonetary Transactions ("ASC 845") where, in return for the free rooms and the services, the Company agreed to terminate its rights and obligations under the sublease agreement. In accordance with ASC 845, the Company determined that the accounting for the transaction should be based on the fair value of assets or services involved. The Company estimated the fair value of the rooms and services to be approximately $1.5 million and $2.9 million, respectively.

The Company determined that the licensed rooms represent a lease under ASC Topic 842, Leases. The Company obtained control of the rooms in the third quarter of 2021 and the prepaid rooms balance of approximately $1.4 million was reclassified from other assets to a ROU asset. The related lease expense is recognized on a straight-line basis over the lease term of 8.88 years. The Company recorded a de minimis amount of lease expense during the three months ended March 31, 2022. The Company determined that the licensed services represent a non-lease component, which is recognized separately from the lease component for this asset class. The expense related to the licensed services is recognized on a straight-line basis over the period the services are received. The Company recorded $0.1 million for the three months ended March 31, 2022. Both the lease expense and services expense are recognized as a component of research and development costs in the condensed consolidated statements of operations and comprehensive loss.

8. Share-based Compensation Plans

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

Cyclerion also mirrored two of Ironwood’s existing plans, the Amended and Restated 2005 Stock Incentive Plan (“2005 Equity Plan”) and the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan (“2010 Equity Plan"). These mirror plans were adopted to facilitate the exchange of Ironwood equity awards for Cyclerion equity awards upon the Separation as part of the equity conversion. As a result of the Separation and in accordance with the EMA, employees of both companies retained their existing Ironwood vested options and received a pro-rata share of Cyclerion options, regardless of which company employed them post-Separation. For employees that were ultimately employed by Cyclerion, unvested Ironwood options and RSUs were converted to unvested Cyclerion options and RSUs.

The following table provides share-based compensation reflected in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$830	$982
General and administrative	937	1,330
	$1,767	$2,312

A summary of stock option activity for the three months ended March 31, 2022, is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2021	7,080,426	$10.73	6.9	—
Granted	1,437,950	1.25
Exercised	—	0.00
Cancelled or forfeited	(247,978)	(13.30)
Outstanding as of March 31, 2022	8,270,398	$9.01	7.4	$0
Exercisable at March 31, 2022	4,618,482	$13.05	6.1	$0

As of March 31, 2022, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options held by the Company’s employees is $7.9 million and the weighted average period over which that expense is expected to be recognized is 3.4 years.

A summary of RSU activity for the three months ended March 31, 2022 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2021	92,804	$13.70
Granted	—	—
Vested	(38,175)	15.01
Forfeited	—	—
Unvested as of March 31, 2022	54,629	$12.78

As of March 31, 2022, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested restricted stock units by the Company’s employees is $0.5 million and the weighted-average period over which that expense is expected to be recognized is 1.1 years.

The Company has granted to certain employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the three months ended March 31, 2022 and 2021 there were no shares that vested as a result of performance milestone achievements. The Company recorded no share-based compensation expense related to these performance-based options for the three months ended March 31, 2022 and 2021.

The Company also has granted to certain employees stock options containing market conditions that vest upon the achievement of specified price targets of the Company’s share price for a period through December 31, 2024. Vesting is measured based upon the average closing price of the Company’s share price for any thirty consecutive trading days, subject to certain service requirements. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award, ranging from approximately 4.0 to 4.6 years. The Company accelerates expense when a stock price target is achieved prior to the derived service period. As of March 31, 2022, there were 450,000 outstanding stock options containing market conditions with a weighted average exercise price of $2.01. As of March 31, 2022 there was $0.2 million of unrecognized compensation costs related to stock options containing market conditions, which is expected to be recognized over a weighted-average period of 1.93 years.

9. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss (in thousands)	$(12,978)	$(13,399)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	43,425	34,081
Net loss per share — basic and diluted	$(0.30)	$(0.39)

We exclude shares of common stock related to stock options and RSUs from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Stock Options	$8,270,398	$7,346,250
RSUs	54,629	131,020
	$8,325,027	$7,477,270

10. Defined Contribution Plan

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

Included in compensation expense is approximately $0.1 million and $0.2 million related to the defined contribution 401(k) Savings Plan for the three months ended March 31, 2022 and 2021, respectively.

11. Workforce Reduction

2020 Workforce Reduction

On November 5, 2020, the Company began a reduction of its current workforce by forty-eight (48) full-time employees to align its resources with its current priorities of focusing on the MELAS study, the planned ADv study and further characterization of CY6463 novel pharmacology. The workforce reduction was completed by the end of the first quarter of 2021.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the three months ended March 31, 2022 (in thousands):

	Amounts accrued at December 31, 2021	Charges	Amount paid	Adjustments	Amounts accrued at March 31, 2022
2020 workforce reduction	$28	$0	$26	$2	$—
Total	$28	$—	$26	$2	$—

12. License Agreement

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

The Company determined the Supply Agreement has stand-alone value under the scope of ASC 606 and should not be combined with the License Agreement. Given that the Supply Agreement can be terminated at any time without cause with 30 days notice, the Company deemed the Supply Agreement to be a month-to-month contract. The manufacturing of the Initial Supply by the Company represents a single performance obligation and consideration related to the manufacturing costs will be recognized over time as costs are incurred, based on an input method. The Company recorded $0.2 million as revenue from the Supply Agreement in the three months ended March 31, 2022.

13. Grant Revenue

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

The Company incurred approximately $0.5 million of allowable expenses and recognized a corresponding amount of grant revenue for the three months ended March 31, 2022. The Company had a deferred revenue balance of approximately $0.3 million related to advance billings as of March 31, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the corresponding notes included in this Quarterly Report on Form 10-Q, as well as the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those referenced or set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing innovative medicines for people with serious diseases of the CNS, including cognitive and neurodegenerative disorders. Our current lead asset, CY6463, is a pioneering CNS-penetrant sGC stimulator in clinical development for ADv, CIAS and MELAS. sGC stimulators are small molecules that act synergistically with NO on sGC to boost production of cyclic guanosine monophosphate, or cGMP. cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions in the CNS including blood flow and vascular dynamics, inflammatory and fibrotic processes, bioenergetics, metabolism and neuronal function.

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

CNS assets. The core of our portfolio is CY6463, an orally administered CNS-penetrant sGC stimulator that is being developed as a symptomatic and potentially disease-modifying therapy for CNS diseases associated with cognitive impairment. NO-sGC-cGMP is a fundamental signaling network, that is widely used in the nervous system. CY6463 enhances the brain’s natural ability to produce cGMP, an important second messenger in the CNS, by stimulating sGC, a key node in the NO-sGC-cGMP pathway. This pathway is critical to basic CNS functions, and deficient NO-sGC-cGMP signaling is believed to play an important role in the pathogenesis of many CNS diseases. Agents that stimulate sGC to produce cGMP may compensate for deficient NO signaling.

In January 2020, we announced positive results from our Phase 1 first-in-human study that provided the foundation for continued development of CY6463. The results from this study indicate that CY6463 was well tolerated. Pharmacokinetic data, obtained from both blood and cerebral spinal fluid, support once-daily dosing with or without food and demonstrated CY6463 penetration of the blood-brain-barrier with CSF concentrations expected to be pharmacologically active.

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

Our next-generation CNS asset, CY3018, is a differentiated CNS-penetrant sGC stimulator with greater CSF-to-plasma exposure relative to CY6463 based on nonclinical studies. CY3018 is intended to expand the potential of sGC stimulation for the treatment of disorders of the CNS.

Non-CNS assets. We have other assets that are outside of our current strategic focus. These non-core assets are not being internally developed at this time. Praliciguat is an orally administered, once-daily systemic sGC stimulator. On June 3, 2021, we entered into the License Agreement with Akebia relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing the pharmaceutical compound praliciguat and other related products and forms thereof enumerated in such agreement. Olinciguat is an orally administered, once-daily, vascular sGC stimulator that was evaluated in a Phase 2 study of participants with sickle cell disease. We released topline results from this study in October 2020. Olinciguat is available for licensing to a third party partner.

The following table summarizes our research and development expenses, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the three months ended March 31, 2022 and 2021. The product pipeline expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, which are presented by development candidate.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Product pipeline external costs:
CY6463	4,452	1,166
CY3018	933	—
Olinciguat	20	166
Praliciguat	12	(468)
Discovery research	146	700
Total product pipeline external costs	5,563	1,564
Personnel and related internal costs	3,284	3,824
Facilities and other	896	2,704
Total research and development expenses	$9,743	$8,092

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

As a result of the factors listed in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and elsewhere in this Quarterly Report on Form 10-Q, we are unable to determine the duration and costs to complete current or future nonclinical and clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the data from the studies of each product candidate, the competitive landscape and ongoing assessments of such product candidate’s commercial potential.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the amounts of expenses during the reported periods. We base our estimates on our historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from our estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

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

All research and development expenses are expensed as incurred. We defer and capitalize nonrefundable advance payments we make for research and development activities until the related goods are received or the related services are performed. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Critical Accounting Policies and Estimates.

Results of Operations

The revenue and expenses reflected in the consolidated financial statements may not be indicative of revenue and expenses that will be incurred by us in the future. The following discussion summarizes the key factors we believe are necessary for an understanding of our consolidated financial statements.

Revenues and Expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenues:
Revenue from development agreement	225	62	163	263%
Revenue from grants	486	—	486	100%
Total revenues	711	62	649	1047%
Cost and expenses:
Research and development	9,743	8,092	1,651	20%
General and administrative	3,952	5,365	(1,413)	(26)%
Total cost and expenses	13,695	13,457	238	2%
Loss from operations	(12,984)	(13,395)	411	(3)%
Interest and other income (expenses), net	6	(4)	10	(250)%
Net loss	$(12,978)	$(13,399)	$421	(3)%

Revenues. The increase in revenue of approximately $0.6 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, can be attributed primarily to the revenue from the PTC Grant, which was approved in August 2021, and revenue generated from the Akebia Supply Agreement, offset by a decrease in revenue generated from services performed under the development agreement (the "Development Agreement") with Ironwood, which ended on March 31, 2021.

Research and development expense. The increase in research and development expense of approximately $1.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was driven by an increase of approximately $3.3 million in external research costs related to CY6463 clinical trials in CIAS, ADv, and MELAS, and approximately $0.9 million for CY3018 costs, and a refund of approximately $0.5 million received in 2021 related to praliciguat clinical trial, offset by a decrease of approximately $0.7 million in discovery research, a decrease of approximately $0.6 million in other employee-related expenses primarily due to the workforce reduction in November 2020, and a decrease of approximately $1.7 million in facilities and operating costs allocated to research and development primarily due to the reduction in the Company’s total leased premises.

General and administrative expense. The decrease in general and administrative expenses of approximately $1.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by a decrease of approximately $0.9 million in salaries, stock-based compensation and other employee-related expenses due to lower average headcount, and a decrease of approximately $0.5 million in facilities and operating costs.

Liquidity and Capital Resources

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

On September 3, 2020, the Company entered into the Sales Agreement with Jefferies with respect to the ATM Offering under the Shelf. Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through

Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. The Company has sold 3,353,059 shares of its common stock for net proceeds of $12.5 million under the ATM Offering since entering into the Sales Agreement, with no shares of common stock issued or sold under the ATM Offering during the three months ended March 31, 2022.

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

On March 31, 2022, we had approximately $41.1 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

Going Concern

Based on the timing expectations of our research and development plans, including our clinical trials, we expect that our existing cash and cash equivalents as of March 31, 2022 will be sufficient to fund our planned operating expenses and capital expenditure requirements at least through the next 12 months following the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Net cash used in operating activities	$(12,835)	$(14,455)	$1,620	(11)%
Net cash provided by (used in) investing activities	$—	$1,462	$(1,462)	(100)%
Net cash provided by financing activities	$—	$27	$(27)	(100)%

Cash Flows from Operating Activities

Net cash used in operating activities was $12.8 million for the three months ended March 31, 2022 compared to $14.5 million for the three months ended March 31, 2021. The decrease in net cash used in operations of $1.6 million primarily relates to a decrease in our net loss of $0.4 million, a decrease in working capital accounts of $1.9 million, partially offset by a decrease of stock-based compensation and other non-cash items of $0.7 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was de minimis for the three months ended March 31, 2022 compared to net cash used in investing activities of $1.5 million for the three months ended March 31, 2021. The decrease in net cash provided by investing activities of $1.5 million was primarily from an increase in cash received from sale of lab equipment in 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was de minimis.

Net cash provided by financing activities for the three months ended March 31, 2021 was de minimis.

Debt – Paycheck Protection Program

On April 21, 2020, we received loan proceeds in the amount of approximately $3.5 million pursuant to a promissory note agreement (the "Promissory Note") with a bank under the Paycheck Protection Program ("PPP"), of which certain key terms were adjusted by the Paycheck Protection Program Flexibility Act ("PPPFA"). The Promissory Note had an initial loan maturity of April 20, 2022, a stated interest rate of 1.0% per annum, and had payments of principal and interest that were due monthly after an initial deferral period where interest accrued, but no payments were due. Under the PPPFA, the initial deferral may be extended from six up to ten months and the loan maturity may be extended from two to five years. The Promissory Note provided for customary events of default, including, among others, those relating to failure to make payment when due and breaches of representations. The loan is subject to all the terms and conditions applicable under the PPPFA and is subject to review by the Small Business Association ("SBA") for compliance with program requirements.

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

We believe that our existing cash and cash equivalents as of March 31, 2022 will enable us to fund our planned operating expenses and capital expenditure requirements at least through the next 12 months following the date of this Quarterly Report on Form 10-Q, excluding net cash flows from potential business development activities. We based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2022, we had no uncertain tax positions.

Other Funding Commitments

As of March 31, 2022, we had, and continue to have, several ongoing studies in various clinical trial stages. Our most significant clinical trial spending is with clinical research organizations, or CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any significant cancellation penalties.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Offer Letter, effective April 1, 2019, by and between Cyclerion Therapeutics, Inc. and Cheryl Gault
10.2	Employment Agreement, effective April 29, 2019, by and between Cyclerion GmbH and Andreas Busch
10.3	Form of Stock Option Agreement under the Cyclerion Therapeutics, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 for Form 10 filed on March 4, 2019 (File No. 001-38787)
10.4

Form of Non-Employee Director Restricted Stock Agreement under the Cyclerion Therapeutics, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to Form 10 filed on March 4, 2019 (File No. 001-38787)

10.5

Form of Restricted Stock Unit Award Agreement under the Cyclerion Therapeutics, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 for Form 10 filed on March 4, 2019 (File No. 001-38787)

10.6	Non-Employee Director Compensation Plan (amended and restated as of December 17, 2021)
31.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

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

Date: May 4, 2022