Form 10-Q
period 2022-06-30
Cyclerion Therapeutics, Inc.
filed 2022-08-09
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022, the registrant had 43,479,835 shares of common stock, no par value, outstanding.

CYCLERION PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the following:

•
we could be delisted from Nasdaq;
•
there is substantial doubt regarding our ability to continue as a going concern;
•
the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching and commercializing our product candidates, including CY6463;
•
the coronavirus (“COVID-19”) pandemic and related constraints on supply chains and human resource availability affecting our clinical trials and other operating activities;
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

Cyclerion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$30,323	$53,961
Accounts receivable	227	100
Prepaid expenses	647	928
Other current assets	482	468
Total current assets	31,679	55,457
Property and equipment, net	—	65
Operating lease right-of-use asset	1,310	1,402
Other assets	2,224	2,407
Total assets	$35,213	$59,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,767	$1,828
Accrued research and development costs	4,759	6,353
Accrued expenses and other current liabilities	2,326	2,904
Total current liabilities	9,852	11,085
Commitments and contingencies (Note 6)	—	—
Stockholders' equity
Common stock, no par value, 400,000,000 shares authorized and 43,479,835 issued and outstanding at June 30, 2022 and 400,000,000 shares authorized and 43,410,185 issued and outstanding at December 31, 2021	—	—
Accumulated deficit	(241,442)	(215,076)
Paid-in capital	266,828	263,345
Accumulated other comprehensive loss	(25)	(23)
Total stockholders' equity	25,361	48,246
Total liabilities and stockholders' equity	$35,213	$59,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Revenue from license agreement	$—	$3,000	$—	$3,000
Revenue from development agreement	72	—	297	62
Revenue from grants	234	—	720	—
Total revenues	306	3,000	1,017	3,062
Cost and expenses:
Research and development	10,218	12,054	19,961	20,146
General and administrative	3,521	6,241	7,473	11,606
Loss on lease termination	—	881	—	881
Total cost and expenses	13,739	19,176	27,434	32,633
Loss from operations	(13,433)	(16,176)	(26,417)	(29,571)
Interest and other income (expenses), net	45	(6)	51	(10)
Net loss	$(13,388)	$(16,182)	$(26,366)	$(29,581)
Net loss per share:
Basic and diluted net loss per share	$(0.31)	$(0.45)	$(0.61)	$(0.85)
Weighted average shares used in calculating:
Basic and diluted net loss per share	43,459	35,707	43,442	34,899

Other comprehensive loss:
Net loss	$(13,388)	$(16,182)	$(26,366)	$(29,581)
Other comprehensive loss:
Foreign currency translation adjustment (loss) gain	(1)	1	(2)	1
Comprehensive loss	$(13,389)	$(16,181)	$(26,368)	$(29,580)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2020	34,047,300	$—	$222,949	$(163,429)	$(27)	$59,493
Net loss	—	—	—	(13,399)	—	(13,399)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	82,625	—	27	—	—	27
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	1,921	—	—	1,921
Share-based compensation expense related to issuance of stock options and RSUs to non-employees	—	—	391	—	—	391
Foreign currency translation adjustment	—	—	—	—	—	—
Balance at March 31, 2021	34,129,925	$—	$225,288	$(176,828)	$(27)	$48,433
Net loss	—	—	—	(16,182)	—	(16,182)
Issuance of common stock - June 2021 equity private placement and ATM	9,087,547		30,497			30,497
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	57,777	—	133	—	—	133
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	1,942	—	—	1,942
Share-based compensation expense related to issuance of stock options and RSUs to non-employees	—	—	398	—	—	398
Foreign currency translation adjustment	—	—	—	—	1	1
Balance at June 30, 2021	43,275,249	$—	$258,258	$(193,010)	$(26)	$65,222

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands except share data)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2021	43,410,185	$—	$263,345	$(215,076)	$(23)	$48,246
Net loss	—	—	—	(12,978)	—	(12,978)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	38,175	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	1,476	—	—	1,476
Share‑based compensation expense related to issuance of stock options to non-employees	—	—	291	—	—	291
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Balance at March 31, 2022	43,448,360	$—	$265,112	$(228,054)	$(24)	$37,034
Net loss	—	—	—	(13,388)	—	(13,388)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	31,475	—	17	—	—	17
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	1,410	—	—	1,410
Share‑based compensation expense related to issuance of stock options and RSUs to non-employees	—	—	289	—	—	289
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Balance at June 30, 2022	43,479,835	$—	$266,828	$(241,442)	$(25)	$25,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,366)	$(29,581)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	65	376
Net loss on disposal of property and equipment	—	6,322
Loss on lease termination	—	881
Share-based compensation expense	3,466	4,652
Changes in operating assets and liabilities:
Accounts receivable	(127)	—
Related party accounts receivable	—	127
Prepaid expenses	281	50
Other current assets	(14)	(121)
Operating lease assets	92	1,344
Other assets	183	183
Accounts payable	939	237
Related party accounts payable	—	(286)
Accrued research and development costs	(1,594)	819
Operating lease liabilities	—	(1,048)
Accrued expenses and other current liabilities	(578)	(3,919)
Net cash (used in) operating activities	(23,653)	(19,964)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	1,464
Net cash provided by investing activities	—	1,464
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity private placement and ATM	—	30,497
Proceeds from exercises of stock options and ESPP	17	160
Net cash provided by financing activities	17	30,657
Effect of exchange rate changes on cash and cash equivalents	(2)	1
Net decrease in cash, cash equivalents and restricted cash	(23,638)	12,158
Cash, cash equivalents and restricted cash, beginning of period	53,961	58,232
Cash, cash equivalents and restricted cash, end of period	$30,323	$70,390
Supplemental cash flow disclosure:
Cash and cash equivalents	$30,323	$70,390
Total cash, cash equivalents and restricted cash	$30,323	$70,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) is a clinical-stage biopharmaceutical company on a mission to develop treatments that restore cognitive function. Our lead asset, CY6463, is a pioneering, central nervous system (“CNS”)-penetrant, soluble guanylate cyclase ("sGC") stimulator that is currently in clinical development for Alzheimer’s disease with vascular pathology ("ADv"), cognitive impairment associated with schizophrenia ("CIAS"), and Mitochondrial Encephalomyopathy, Lactic Acidosis and Stroke-like episodes ("MELAS"). sGC stimulators are small molecules that act synergistically with nitric oxide ("NO") as positive allosteric modulators of sGC to boost production of cyclic guanosine monophosphate ("cGMP"). cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions in the CNS including neuronal function, neuroinflammation, cellular bioenergetics, and vascular function.

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

On January 13, 2020, we announced positive results from our Phase 1 first-in-human study that provided the foundation for continued development of CY6463. The results from this study indicate that CY6463 was well tolerated. Pharmacokinetic data, obtained from both blood and cerebral spinal fluid ("CSF"), support once-daily dosing, with or without food, and demonstrated CY6463 penetration of the blood-brain-barrier with CSF concentrations expected to be pharmacologically active.

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

On June 10, 2022, we announced positive topline clinical data for CY6463 in our signal-seeking clinical study for the potential treatment of MELAS. In this open-label, single-arm study of the oral, once-daily sGC stimulator in eight adults aged 18 or older with MELAS, improvements were seen across a range of assessments, including mitochondrial disease-associated biomarker such as lactate and GDF-15, a broad panel of inflammatory biomarkers, cerebral blood flow, and functional connectivity between neural networks. These positive effects after 29 days of dosing were supported by correlations across several endpoints. CY6463 was well tolerated with no adverse events and pharmacokinetics were consistent with the Phase 1 study in healthy volunteers. The positive data from this study further support the potential of CY6463 to provide therapeutic benefit to people living with MELAS.

On July 28, 2022, we announced positive topline data from our signal-seeking clinical study of CY6463 for the potential treatment of CIAS in individuals with stable schizophrenia on a stable, single, atypical antipsychotic regimen. Data from the 14-day, double blind, randomized, placebo-controlled, multiple-ascending-dose study in 48 adults aged 18-50 demonstrate that once-daily CY6463 was safe and well tolerated, with no reports of serious adverse events ("SAEs”), severe adverse events (“AEs”), or treatment discontinuation due to AEs. Study data demonstrate a strong effect on cognitive performance after two weeks of 15mg once-daily dosing. Positive movement on inflammatory biomarkers was also observed. These signals on exploratory endpoints provide further evidence of the pro-cognitive and anti-inflammatory effects of CY6463 observed in preclinical studies and prior clinical trials. Study data demonstrate the translation of sGC multi-dimensional pharmacology and the therapeutic potential of amplifying sGC signaling in the CNS and support the further development of oral, once-daily CY6463.

We have an ongoing signal-seeking clinical study of CY6463 for the potential treatment of ADv. The ADv study is supported in part by a grant from the Alzheimer’s Association’s Part the Cloud-Gates Partnership Grant Program (the "PTC Grant"), which provides Cyclerion with $2 million of funding over two years.

Our next generation CNS asset, CY3018, is a differentiated CNS-penetrant sGC stimulator with greater CSF-to-plasma exposure relative to CY6463. CY3018 is intended to expand the potential of sGC stimulation for the treatment of disorders of the CNS.

Non-CNS assets. We have other assets that are outside of our current strategic focus. These non-core assets are not being internally developed at this time. Praliciguat is an orally administered, once-daily systemic sGC stimulator. On June 3, 2021, we entered into the License Agreement (as defined below) with Akebia Therapeutics, Inc. (“Akebia”) relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing praliciguat and other related products and forms thereof enumerated in such agreement. Olinciguat is an orally administered, once-daily, vascular sGC stimulator that was evaluated in a Phase 2 study of participants with sickle cell disease. We released topline results from this study in October 2020. Olinciguat is available for licensing to a third-party partner.

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

At-the-Market Offering

On July 24, 2020, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof for an aggregate initial offering price not to exceed $150.0 million. The Shelf was declared effective as of July 31, 2020. On September 3, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering (the “ATM Offering”) under the Shelf. Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. The Company has sold 3,353,059 shares of its common stock for net proceeds of $12.5 million under the ATM Offering, since entering into the Sales Agreement. No shares of common stock have been issued or sold under the ATM Offering during the six months ended June 30, 2022.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

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

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future partnerships, equity or debt issuances, the potential milestones from the Akebia agreement and reductions in force cannot be considered probable at this time because these plans are not entirely within the Company’s control and/or have not been approved by the Board of Directors as of the date of these consolidated financial statements.

The Company's expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations, raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company's ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On June 1, 2022, the Company received a notice from the Nasdaq Stock Market ("Nasdaq") notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company's common stock listed on Nasdaq has been below the minimum $1.00 per share required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Global Select Market under the symbol “CYCN” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until November 28, 2022, to regain compliance with the Bid Price Requirement. If at any time before November 28, 2022, the bid price of the Company’s common stock closes at a $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification to the Company that it has regained compliance with the Bid Price Requirement. In the event the Company does not regain compliance with the Bid Price Requirement by November 28, 2022, the Company may be afforded an additional 180-day compliance period, provided it demonstrates that it meets all other applicable standards for initial listing on the Nasdaq Capital Market, except the Bid Price Requirement. If the Company does not regain compliance with the Bid Price Requirement by the end of the second compliance period, the Company's stock will be subject to delisting.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s 2021 Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the consolidated financial statements, the Company did not adopt any new accounting pronouncements during the six months ended June 30, 2022 that had a material effect on its condensed consolidated financial statements.

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

In May 2021 the FASB issued Accounting Standards Update No. 2021-04, Earnings Per Share ("Topic 260"), Debt-Modifications and Extinguishments ("Subtopic 470-50"), Compensation-Stock Compensation ("Topic 718"), and Derivatives and Hedging-Contracts in Entity’s Own Equity ("Subtopic 815-40"): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force ("EITF") , which amends the FASB Accounting Standards Codification ("ASC" or the “Codification”) to provide explicit guidance, and, thus, reduce diversity in practice, on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. This amendment provides that for an entity that presents earnings per share ("EPS") in accordance with Topic 260, the effects of a modification or an exchange of a freestanding equity-classified written call option that is recognized as a dividend should be an adjustment to net income (or net loss) in the basic EPS calculation. The amended guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 in the first quarter of 2022, and the adoption of this standard did not have any impact on the Company's financial position or results of operations.

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

3. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of June 30, 2022, and December 31, 2021 (in thousands):

	Fair Value Measurements as of June 30, 2022:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$29,540	$—	$—	$29,540
Cash equivalents	$29,540	$—	$—	$29,540

	Fair Value Measurements as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$52,917	$—	$—	$52,917
Cash equivalents	$52,917	$—	$—	$52,917

During the six months ended June 30, 2022 and 2021, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

The Company believes the carrying amounts of its prepaid expenses and other current assets, restricted cash, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these amounts.

4. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Software	$2,214	$2,214
Computer equipment	51	51
Property and equipment, gross	2,265	2,265
Less: accumulated depreciation and amortization	(2,265)	(2,200)
Property and equipment, net	$—	$65

As of June 30, 2022, and December 31, 2021, the Company’s property and equipment was primarily located in Boston, Massachusetts.

Depreciation and amortization expense of the Company’s property and equipment was a de minimis amount and $0.1 million for the three and six months ended June 30, 2022 and 2021, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued incentive compensation	$914	$1,369
Salaries	312	266
Accrued vacation	349	345
Professional fees	556	398
Other	195	526
Accrued expenses and other current liabilities	$2,326	$2,904

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of June 30, 2022 and December 31, 2021.

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

Lease cost was recognized on a straight-line basis over the lease term. For the three and six months ended June 30, 2021, the Company recognized approximately $0.6 million and $2.2 million, respectively, of total lease costs and $0.2 million and $0.7 million, respectively, of variable lease costs, related to the Head Lease. The Company did not record any lease costs related to the Head Lease during the six months ended June 30, 2022. For the three and six months ended June 30, 2021, the Company paid $0.5 million and $1.9 million, respectively, related to its lease liability.

In May 2021 the Company signed a membership agreement to lease space with WeWork at 501 Boylston Street, Boston, Massachusetts. The lease commenced on August 1, 2021 and was accounted for as a short term lease. The Company recorded $0.1 million and $0.2 million of lease expense associated with the membership agreement during the three and six months ended June 30, 2022, respectively.

On September 15, 2020, the Company entered into a Sublease Termination Agreement (the "Sublease Termination Agreement") to terminate its sublease of 15,700 rentable square feet, of its leased premises under the Head Lease. Under the terms of the Sublease Termination Agreement, the subtenant was relieved of its obligation to provide future cash rental payments to the Company. The agreements requiring the former subtenant to provide licensed rooms and services to the Company free of charge through the original sublease term survived the sublease termination. The Company gained access to the licensed rooms and services beginning in the third quarter of 2021. The letter of credit security deposit related to the sublease was released.

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

The Company determined that the licensed rooms represent a lease under ASC Topic 842 Leases. The Company obtained control of the rooms in the third quarter of 2021 and the prepaid rooms balance of approximately $1.4 million was reclassified from other assets to a ROU asset. The related lease expense is recognized on a straight-line basis over the lease term of 8.88 years. The Company recorded a de minimis amount, and $0.1 million of lease expense during the three and six months ended June 30, 2022, respectively. The Company determined that the licensed services represent a non-lease component, which is recognized separately from the lease component for this asset class. The expense related to the licensed services is recognized on a straight-line basis over the period the services are received. The Company recorded a $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively. Both the lease expense and services expense are recognized as a component of research and development costs in the condensed consolidated statements of operations and comprehensive loss.

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

Cyclerion also mirrored two of Ironwood Pharmaceuticals, Inc. ("Ironwood") existing plans, the Amended and Restated 2005 Stock Incentive Plan (“2005 Equity Plan”) and the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan (“2010 Equity Plan"). These mirror plans were adopted to facilitate the exchange of Ironwood equity awards for Cyclerion equity awards upon the Separation as part of the equity conversion. As a result of the Separation and in accordance with the EMA, employees of both companies retained their existing Ironwood vested options and received a pro-rata share of Cyclerion options, regardless of which company employed them post-Separation. For employees that were ultimately employed by Cyclerion, unvested Ironwood options and RSUs were converted to unvested Cyclerion options and RSUs.

The following table provides share-based compensation reflected in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$793	$935	$1,623	$1,917
General and administrative	906	1,405	1,843	2,735
	$1,699	$2,340	$3,466	$4,652

A summary of stock option activity for the six months ended June 30, 2022, is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2021	7,080,426	$10.73	6.9	—
Granted	1,637,550	1.17
Cancelled or forfeited	(304,661)	(11.83)
Outstanding as of June 30, 2022	8,413,315	$8.83	7.2	$—
Exercisable at June 30, 2022	5,021,661	$12.50	6.1	$—

As of June 30, 2022, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options held by the Company’s employees is $6.4 million and the weighted average period over which that expense is expected to be recognized is 3.3 years.

A summary of RSU activity for the six months ended June 30, 2022 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2021	92,804	$13.70
Vested	(39,650)	15.03
Forfeited	(681)	14.20
Unvested as of June 30, 2022	52,473	$12.68

As of June 30, 2022, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested restricted stock units by the Company’s employees is $0.4 million and the weighted-average period over which that expense is expected to be recognized is 0.9 years.

The Company has granted to certain employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the three and six months ended June 30, 2022 and 2021 there were no shares that vested as a result of performance milestone achievements. The

Company recorded no share-based compensation expense related to these performance-based options for the three and six months ended June 30, 2022 and 2021.

The Company also has granted to certain employees stock options containing market conditions that vest upon the achievement of specified price targets of the Company’s share price for a period through December 31, 2024. Vesting is measured based upon the average closing price of the Company’s share price for any thirty consecutive trading days, subject to certain service requirements. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award, ranging from approximately 4.0 to 4.6 years. The Company accelerates expense when a stock price target is achieved prior to the derived service period. As of June 30, 2022, there were 450,000 outstanding stock options containing market conditions with a weighted average exercise price of $2.01. As of June 30, 2022, there was $0.1 million of unrecognized compensation costs related to stock options containing market conditions, which is expected to be recognized over a weighted-average period of 1.69 years.

9. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss (in thousands)	$(13,388)	$(16,182)	$(26,366)	$(29,581)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	43,459	35,707	43,442	34,899
Net loss per share — basic and diluted	$(0.31)	$(0.45)	$(0.61)	$(0.85)

We exclude shares of common stock related to stock options and RSUs from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock Options	8,413,315	6,720,598	8,413,315	6,720,598
RSUs	52,473	125,355	52,473	125,355
	8,465,788	6,845,953	8,465,788	6,845,953

10. Defined Contribution Plan

The Company has established a defined contribution 401(k) Savings Plan which allows eligible employees to contribute from 1% to 100% of their compensation, subject to certain IRS limits. The Company's contributions to the plan are at the sole discretion of the board of directors. Currently, the Company provides a matching contribution of 75% of the employee’s contributions, up to $6,000 annually.

Included in compensation expense is a de minimis amount and approximately $0.2 million related to the defined contribution 401(k) Savings Plan for the three and six months ended June 30, 2022, respectively, and a de minimis amount, and approximately $0.2 million for the three and six months ended June 30, 2021, respectively.

11. License Agreement

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

Akebia paid a $3.0 million up-front payment to the Company upon signing of the License Agreement and the Company is eligible to receive additional milestone cash payments of up to $12.0 million upon initiation of a Phase 2 clinical trial. Further milestone cash payments by Akebia are scheduled in the License Agreement based on the initiation of Phase 3 clinical trials in the U.S. for Products for first and second indication, for FDA approvals, for approvals in certain other major markets, and for certain sales milestones. In addition to these cash milestone payments, Akebia will pay the Company tiered royalty payments on net sales in certain major markets at percentages ranging from the mid-single digits to the high-teens, subject to certain reductions and offsets.

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

The Company determined the Supply Agreement has stand-alone value under the scope of ASC 606 and should not be combined with the License Agreement. Given that the Supply Agreement can be terminated at any time without cause with 30 days notice, the Company deemed the Supply Agreement to be a month-to-month contract. The manufacturing of the Initial Supply by the Company represents a single performance obligation and consideration related to the manufacturing costs will be recognized over time as costs are incurred. The Company recorded $0.1 million, and $0.3 million, as revenue from the Supply Agreement in the three and six months ended June 30, 2022, respectively.

12. Grant Revenue

In August 2021, the Company was approved to receive funding from the PTC Grant for the Phase 2 study of CNS sGC stimulation in AD with vascular features. The granting period is July 1, 2021, to December 31, 2022, and the Company will receive an award of up to $2 million. The Company determined that this transaction is non-reciprocal as there is not considered to be a commensurate value exchanged with the Alzheimer's Association as the funding provider. Where commensurate value is not exchanged for goods and services provided, a recipient assesses whether the grant is conditional or unconditional. The Company considered all conditions and barriers associated with this grant and determined the grant is conditional and revenue will be recognized upon achieving certain milestones and incurring internal costs specifically covered by this grant. Under ASC 958-605, revenues will be recognized as the Company incurs expenses related to the PTC Grant. The Company recorded approximately $0.2 million and approximately $0.7 million of allowable expenses as grant revenue for the three and six months ended June 30, 2022, respectively.

13. Employee Retention Credit

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted into law providing an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. The ERC was available through December 31, 2021 and is equal to 70% of qualified wages paid to employees. During each quarter in 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter. The Company qualified for the ERC for the first three quarters of 2021 because it averaged less than 500 full-time employees in 2019 and had a gross receipts decrease of more than 20% from respective or alternative (comparing gross receipts for the immediately preceding calendar quarter with those for the corresponding calendar quarter in 2019) quarters of 2019, the relevant criteria for the ERC.

During the six months ended June 30, 2022, the Company recorded $0.2 million in the consolidated statement of operations and comprehensive loss as an offset to payroll costs in their respective expense lines.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the corresponding notes included in this Quarterly Report on Form 10-Q, as well as the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2021. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those referenced or set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing innovative medicines for people with serious diseases of the CNS, including cognitive and neurodegenerative disorders. Our current lead asset, CY6463, is a pioneering CNS-penetrant sGC stimulator in clinical development for ADv, CIAS, and MELAS. sGC stimulators are small molecules that act synergistically with NO on sGC to boost production of cyclic guanosine monophosphate, or cGMP. cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions in the CNS including blood flow and vascular dynamics, inflammatory and fibrotic processes, bioenergetics, metabolism and neuronal function.

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

In June 2022, we announced positive topline clinical data for CY6463 in our signal-seeking clinical study for the potential treatment of MELAS. In this open-label, single-arm study of the oral, once-daily sGC stimulator in eight adults aged 18 or older, improvements were seen across a range of assessments, including mitochondrial disease-associated biomarker such as lactate and GDF-15, a broad panel of inflammatory biomarkers, cerebral blood flow, and functional connectivity between neural networks. These positive effects after 29 days of dosing were supported by correlations across several endpoints. CY6463 was well tolerated with no adverse events and pharmacokinetics were consistent with the Phase 1 study in healthy volunteers. The positive data from this study further support the potential of CY6463 to provide therapeutic benefit to people living with MELAS.

In July 2022, we announced positive topline data from our signal-seeking clinical study of CY6463 for the treatment of CIAS in individuals with stable schizophrenia on a stable, single, atypical antipsychotic regimen. Data from the 14-day, double blind, randomized, placebo-controlled, multiple-ascending-dose study in 48 adults aged 18-50 demonstrate that once-daily CY6463 was safe and well tolerated, with no reports of serious adverse events ("SAEs”), severe adverse events (“AEs”), or treatment discontinuation due to AEs. Study data demonstrate a strong effect on cognitive performance after two weeks of 15mg once-daily dosing. Positive movement on inflammatory biomarkers was also observed. These signals on exploratory endpoints provide further evidence of the pro-cognitive and anti-inflammatory effects of CY6463 observed in preclinical studies and prior clinical trials. Study data demonstrate the translation of sGC multi-dimensional pharmacology and the therapeutic potential of amplifying sGC signaling in the CNS and support the further development of oral, once-daily CY6463.

We have an ongoing signal-seeking clinical study of CY6463 for the potential treatment of ADv. The ADv study will be supported in part by a grant from the Alzheimer's Association’s Part the Cloud-Gates Partnership Grant Program, which provides Cyclerion with $2 million of funding over two years.

Our next-generation CNS asset, CY3018, is a differentiated CNS-penetrant sGC stimulator with greater CSF-to-plasma exposure relative to CY6463 based on nonclinical studies. CY3018 is intended to expand the potential of sGC stimulation for the treatment of disorders of the CNS.

Non-CNS assets. We have other assets that are outside of our current strategic focus. These non-core assets are not being internally developed at this time. Praliciguat is an orally administered, once-daily systemic sGC stimulator. On June 3, 2021, we entered into the License Agreement with Akebia relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing the pharmaceutical compound praliciguat and other related products and forms thereof enumerated in such agreement. Olinciguat is an orally administered, once-daily, vascular sGC stimulator that was evaluated in a Phase 2 study of participants with sickle cell disease. We released topline results from this study in October 2020. Olinciguat is available for licensing to a third-party partner.

The following table summarizes our research and development expenses, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the three and six months ended June 30, 2022 and 2021. The product pipeline expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, which are presented by development candidates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Product pipeline external costs:
CY6463	$5,047	$3,012	$9,532	$3,876
CY3018	1,463	606	2,396	606
Discovery research	220	—	366	700
Total product pipeline external costs	6,730	3,618	12,294	5,182
Personnel and related internal costs	2,703	2,488	5,987	6,312
Facilities and other	785	5,948	1,680	8,652
Total research and development expenses	$10,218	$12,054	$19,961	$20,146

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
•
There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional financing in upcoming periods, which may not be available on acceptable terms, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our development efforts or other operations.
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

All research and development expenses are expensed as incurred. We defer and capitalize nonrefundable advance payments we make for research and development activities until the related goods are received or the related services are performed. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Critical Accounting Policies and Estimates.

Results of Operations

The revenue and expenses reflected in the consolidated financial statements may not be indicative of revenue and expenses that will be incurred by us in the future. The following discussion summarizes the key factors we believe are necessary for an understanding of our consolidated financial statements.

Revenues and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues:
Revenue from license agreement	$—	$3,000	$(3,000)	(100)%	$—	$3,000	$(3,000)	(100)%
Revenue from development agreement	72	—	72	100%	297	62	235	379%
Revenue from grants	234	—	234	100%	720	—	720	100%
Total revenues	306	3,000	(2,694)	(90)%	1,017	3,062	(2,045)	(67)%
Cost and expenses:
Research and development	10,218	12,054	(1,836)	(15)%	19,961	20,146	(185)	(1)%
General and administrative	3,521	6,241	(2,720)	(44)%	7,473	11,606	(4,133)	(36)%
Loss on lease termination	—	881	(881)	(100)%	—	881	(881)	(100)%
Total cost and expenses	13,739	19,176	(5,437)	(28)%	27,434	32,633	(5,199)	(16)%
Loss from operations	(13,433)	(16,176)	2,743	(17)%	(26,417)	(29,571)	3,154	(11)%
Interest and other income (expenses), net	45	(6)	51	(850)%	51	(10)	61	(610)%
Net loss	$(13,388)	$(16,182)	$2,794	(17)%	$(26,366)	$(29,581)	$3,215	(11)%

Revenues. The decrease in revenue of approximately $2.7 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, can be attributed primarily to $3.0 million up-front payment from the License Agreement received in the three months ended June 30, 2021, offset by approximately $0.2 million associated with the PTC Grant and approximately $0.1 million of revenue generated from the Akebia Supply Agreement in the three months ended June 30, 2022.

The decrease in revenue of approximately $2.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 can be attributed to $3.0 million up-front payment from the License Agreement in the six months ended June 30, 2021, offset by approximately $0.7 million associated with the PTC Grant and approximately $0.3 million of revenue generated from the Akebia Supply Agreement in the six months ended June 30, 2022.

Research and development expense. The decrease in research and development expense of approximately $1.8 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was driven by a decrease of approximately $5.1 million in facilities and operating costs allocated to research and development primarily related to approximately $4.2 million of non-cash write-off of leasehold improvements related to the Termination Agreement, and approximately $0.9 million reduction in the Company’s total leased premises cost, offset by an increase of $0.2 million in salaries, stock-based compensation and other employee-related expenses, and by a net increase of approximately $3.1 million in external research costs which was driven by an increase of approximately $2.0 million associated with the CIAS and ADv clinical trials, and approximately $1.3 million for CY3018 costs, offset by a decrease of approximately $0.2 million in discovery research.

The decrease in research and development expense of approximately $0.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was driven by a decrease of approximately $7.0 million in facilities and operating costs allocated to research and development primarily due to approximately $4.2 million of non-cash write-off of leasehold improvements related to the Termination Agreement, approximately $2.8 million reduction in the Company’s total leased premises cost, and a decrease of approximately $0.3 million in salaries, stock-based compensation and other employee-related expenses, offset by a net increase of approximately $7.1 million in external research costs. The increase in external research costs was primarily due to approximately $5.6 million associated with the CIAS and ADv clinical trials, and approximately $2.2 million for CY3018 costs, offset by a decrease of approximately $0.7 million in discovery research.

General and administrative expense. The decrease in general and administrative expenses of approximately $2.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily driven by a decrease of approximately $2.1 million in facilities and operating costs, primarily due to $2.1 million of non-cash write off of leasehold improvements in 2021 related to the Termination Agreement, a decrease of approximately $0.5 million in stock-based compensation, and approximately $0.1 million related to salary expense.

The decrease in general and administrative expenses of approximately $4.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily driven by a decrease of approximately $2.5 million in facilities and operating costs, primarily due to $2.1 million of non-cash write off of leasehold improvements in 2021 related to the Termination Agreement and $0.4 million reduction in the Company's total leased premises costs, a decrease of approximately $0.9 million in stock-based compensation, and approximately $0.7 million in salaries and other employee-related costs.

Loss on lease termination. No loss was recorded in the three months ended June 30, 2022, compared to a loss on lease modification of $0.9 million recorded in the three months ended June 30, 2021 related to the Termination Agreement to the Head Lease of 301 Binney Street in Cambridge, Massachusetts that was executed on April 30, 2021.

Interest and other income (expenses), net. Interest and other income increased by approximately $0.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to an increase in interest rates.

Interest and other income increased by approximately $0.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to an increase of approximately $0.1 million in interest income driven by higher interest rates.

Liquidity and Capital Resources

Cyclerion has raised approximately $189.3 million net of direct financing expenses with the closing of the 2019 Equity Private Placement on April 2, 2019 and 2020 Equity Private Placement on July, 29, 2020.

On September 3, 2020, the Company entered into the Sales Agreement with Jefferies with respect to the ATM Offering under the Shelf. Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. The Company has sold 3,353,059 shares of its common stock for net proceeds of $12.5 million under the ATM Offering since entering into the Sales Agreement, with no shares of common stock issued or sold under the ATM Offering during the six months ended June 30, 2022.

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

On June 30, 2022, we had approximately $30.3 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

Continued Nasdaq Listing

On June 1, 2022, the Company received a notice from the Nasdaq Stock Market ("Nasdaq") notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company's common stock listed on Nasdaq has been below the minimum $1.00 per share required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Global Select Market under the symbol “CYCN” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until November 28, 2022, to regain compliance with the Bid Price Requirement. If at any time before November 28, 2022, the bid price of the Company’s common stock closes at a $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification to the Company that it has regained compliance with the Bid Price Requirement. In the event the Company does not regain compliance with the Bid Price Requirement by November 28, 2022, the Company may be afforded an additional 180-day compliance period, provided it demonstrates that it meets all other applicable standards for initial listing on the Nasdaq Capital Market, except the Bid Price Requirement. If the Company does not regain compliance with the Bid Price Requirement by the end of the second compliance period, the Company's stock will be subject to delisting.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

Going Concern

The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2)

it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future partnerships, equity or debt issuances, the potential milestones from the Akebia agreement and reductions in force cannot be considered probable at this time because these plans are not entirely within the Company’s control and/or have not been approved by the Board of Directors as of the date of these consolidated financial statements.

The Company's expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Cash Flows

The following is a summary of cash flows for the years ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Net cash used in operating activities	$(23,653)	$(19,964)	$(3,689)	18%
Net cash provided by investing activities	$—	$1,464	$(1,464)	(100)%
Net cash provided by financing activities	$17	$30,657	$(30,640)	(100)%

Cash Flows from Operating Activities

Net cash used in operating activities was $23.7 million for the six months ended June 30, 2022 compared to $20.0 million for the six months ended June 30, 2021. The increase in net cash used in operations of $3.7 million primarily relates to the non-cash leasehold improvement write off of $6.3 million in the prior year, the recording of non-cash loss on lease termination of $0.9 million in the prior year, and a decrease of stock-based compensation and other non-cash items of $1.5 million, offset by a decrease in our net loss of $3.2 million and an increase in working capital accounts of $1.8 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $1.5 million for the six months ended June 30, 2021 was primarily related to the cash received from sale of lab equipment in 2021. There was no investing activity in the six months ended June 30, 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 of $30.6 million was due to cash received from the June 2021 Equity Private Placement of $18 million, net proceeds from the ATM Offering of $12.5 million, and proceeds from the purchases of shares under the 2019 ESPP. There was no financing activity in the six months ended June 30, 2022.

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

Funding Requirements

We expect our expenses to fluctuate as we advance the preclinical activities and clinical trials of our product candidates. Based on our cash and cash equivalents position as of June 30, 2022 and our planned operating expenses and capital expenditure requirements there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date of this Quarterly Report on Form 10-Q. We will need to raise additional capital in upcoming periods, which may not be available on acceptable terms, or at all. Failure to obtain necessary capital when needed may delay current development of our product candidates, halt new development phases, or other operations.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2022, we had no uncertain tax positions.

Other Funding Commitments

As of June 30, 2022, we had, and continue to have, several ongoing studies in various clinical trial stages. Our most significant clinical trial spending is with clinical research organizations, or CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any significant cancellation penalties.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, except as set forth below:

We could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.

On June 1, 2022, the Company received a notice from the Nasdaq Stock Market ("Nasdaq") notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company's common stock listed on Nasdaq has been below the minimum $1.00 per share required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the "Bid Price Requirement"). The Nasdaq deficiency letter has no immediate effect on the listing of the Company's common stock, and its common stock will continue to trade on The Nasdaq Global Select Market under the symbol "CYCN" at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until November 28, 2022, to regain compliance with the Bid Price Requirement. If at any time before November 28, 2022, the bid price of the Company's common stock closes at a $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification to the Company that it has regained compliance with the Bid Price Requirement. In the event the Company does not regain compliance with the Bid Price Requirement by November 28, 2022, the Company may be afforded an additional 180-day compliance period, provided it demonstrates that it meets all other applicable standards for initial listing on the Nasdaq Capital Market, except the Bid Price Requirement. If the Company does not regain compliance with the Bid Price Requirement by the end of the second compliance period, the Company's stock will be subject to delisting.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

There is substantial doubt regarding our ability to continue as a going concern. We will need to raise substantial additional funding, which may not be available on acceptable terms, if at all, to be able to continue as a going concern and advance any our product candidates. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations. Raising additional capital may dilute our existing shareholders, restrict our operations or cause us to relinquish valuable rights.

There is substantial doubt regarding our ability to continue as a going concern. Our continued existence is dependent upon our ability to obtain additional capital. As of December 31, 2021, and June 30, 2022, we had unrestricted cash and cash equivalents of approximately $54.0 million and $30.3 million, respectively. Our management believes that such cash and cash equivalents will not be sufficient to fund our operating expenses and capital requirements for one year after the date that the financial statements are issued, whether or not we curtail efforts with respect to certain of our product candidates. We will require significant additional funding to advance any of our product candidates beyond the short term.

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

We may also seek to raise such capital through public or private equity, royalty financing or debt financing. Raising funds in the current economic environment is challenging and financing may not be available in sufficient amounts or on acceptable terms, if at all. The issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute the ownership of existing shareholders. Incurring debt would result in increased fixed payment obligations, and we may agree to restrictive covenants, such as limitations on our ability to incur additional debt or limitations on our ability to acquire, sell or license intellectual property rights that could impede our ability to conduct our business.

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

Date: August 9, 2022