Form 10-Q
period 2022-09-30
Cyclerion Therapeutics, Inc.
filed 2022-11-03
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 1, 2022, the registrant had 43,494,184 shares of common stock, no par value, outstanding.

CYCLERION PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

Cyclerion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$20,405	$53,961
Accounts receivable	227	100
Prepaid expenses	536	928
Other current assets	488	468
Total current assets	21,656	55,457
Property and equipment, net	—	65
Operating lease right-of-use asset	1,264	1,402
Other assets	2,133	2,407
Total assets	$25,053	$59,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,645	$1,828
Accrued research and development costs	4,316	6,353
Accrued expenses and other current liabilities	2,568	2,904
Total current liabilities	8,529	11,085
Commitments and contingencies (Note 6)	—	—
Stockholders' equity
Common stock, no par value, 400,000,000 shares authorized and 43,494,184 issued and outstanding at September 30, 2022 and 400,000,000 shares authorized and 43,410,185 issued and outstanding at December 31, 2021	—	—
Accumulated deficit	(251,938)	(215,076)
Paid-in capital	268,490	263,345
Accumulated other comprehensive loss	(28)	(23)
Total stockholders' equity	16,524	48,246
Total liabilities and stockholders' equity	$25,053	$59,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Revenue from license agreement	$—	$—	$—	$3,000
Revenue from development agreement	—	77	297	138
Revenue from grants	—	271	720	271
Total revenues	—	348	1,017	3,409
Cost and expenses:
Research and development	7,082	7,032	27,043	27,178
General and administrative	3,525	4,601	10,998	16,207
Loss on lease termination	—	—	—	881
Total cost and expenses	10,607	11,633	38,041	44,266
Loss from operations	(10,607)	(11,285)	(37,024)	(40,857)
Interest and other income (expenses), net	111	(5)	162	(15)
Net loss	$(10,496)	$(11,290)	$(36,862)	$(40,872)
Net loss per share:
Basic and diluted net loss per share	$(0.24)	$(0.26)	$(0.85)	$(1.08)
Weighted average shares used in calculating:
Basic and diluted net loss per share	43,488	43,291	43,457	37,730

Other comprehensive loss:
Net loss	$(10,496)	$(11,290)	$(36,862)	$(40,872)
Other comprehensive loss:
Foreign currency translation adjustment (loss) gain	(3)	—	(5)	1
Comprehensive loss	$(10,499)	$(11,290)	$(36,867)	$(40,871)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2020	34,047,300	$—	$222,949	$(163,429)	$(27)	$59,493
Net loss	—	—	—	(13,399)	—	(13,399)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	82,625	—	27	—	—	27
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	1,921	—	—	1,921
Share-based compensation expense related to issuance of stock options and RSUs to non-employees	—	—	391	—	—	391
Balance at March 31, 2021	34,129,925	$—	$225,288	$(176,828)	$(27)	$48,433
Net loss	—	—	—	(16,182)	—	(16,182)
Issuance of common stock - 2021 equity private placement and ATM	9,087,547		30,497			30,497
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	57,777	—	133	—	—	133
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	1,942	—	—	1,942
Share-based compensation expense related to issuance of stock options and RSUs to non-employees	—	—	398	—	—	398
Foreign currency translation adjustment	—	—	—	—	1	1
Balance at June 30, 2021	43,275,249	$—	$258,258	$(193,010)	$(26)	$65,222
Net loss	—	—	—	(11,290)	—	(11,290)
Issuance of common stock - ATM	1,500	—	6	—	—	6
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	33,340	—	37	—	—	37
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	2,018	—	—	2,018
Share-based compensation expense related to issuance of stock options and RSUs to non-employees	—	—	394	—	—	394
Balance at September 30, 2021	43,310,089	$—	$260,713	$(204,300)	$(26)	$56,387

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands except share data)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2021	43,410,185	$—	$263,345	$(215,076)	$(23)	$48,246
Net loss	—	—	—	(12,978)	—	(12,978)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	38,175	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	1,476	—	—	1,476
Share‑based compensation expense related to issuance of stock options to non-employees	—	—	291	—	—	291
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Balance at March 31, 2022	43,448,360	$—	$265,112	$(228,054)	$(24)	$37,034
Net loss	—	—	—	(13,388)	—	(13,388)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	31,475	—	17	—	—	17
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	1,410	—	—	1,410
Share‑based compensation expense related to issuance of stock options and RSUs to non-employees	—	—	289	—	—	289
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Balance at June 30, 2022	43,479,835	$—	$266,828	$(241,442)	$(25)	$25,361
Net loss	—	—	—	(10,496)	—	(10,496)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	14,349	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	1,372	—	—	1,372
Share‑based compensation expense related to issuance of stock options and RSUs to non-employees	—	—	290	—	—	290
Foreign currency translation adjustment	—	—	—	—	(3)	(3)
Balance at September 30, 2022	43,494,184	$—	$268,490	$(251,938)	$(28)	$16,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,862)	$(40,872)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	65	424
Net loss on disposal of property and equipment	—	6,322
Loss on lease termination	—	881
Share-based compensation expense	5,128	7,064
Changes in operating assets and liabilities:
Accounts receivable	(127)	(158)
Related party accounts receivable	—	127
Prepaid expenses	392	254
Other current assets	(20)	1,254
Operating lease assets	138	(105)
Other assets	274	274
Accounts payable	(183)	25
Related party accounts payable	—	(286)
Accrued research and development costs	(2,037)	2,011
Operating lease liabilities	—	(1,048)
Accrued expenses and other current liabilities	(336)	(4,054)
Net cash (used in) operating activities	(33,568)	(27,887)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(7)
Proceeds from sale of property and equipment	—	1,464
Net cash provided by investing activities	—	1,457
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity private placement and ATM	—	30,503
Proceeds from exercises of stock options and ESPP	17	197
Net cash provided by financing activities	17	30,700
Effect of exchange rate changes on cash and cash equivalents	(5)	1
Net decrease in cash, cash equivalents and restricted cash	(33,556)	4,271
Cash, cash equivalents and restricted cash, beginning of period	53,961	58,232
Cash, cash equivalents and restricted cash, end of period	$20,405	$62,503
Supplemental cash flow disclosure:
Cash and cash equivalents	$20,405	$62,503
Total cash, cash equivalents and restricted cash	$20,405	$62,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) is a clinical-stage biopharmaceutical company on a mission to develop treatments for mitochondrial diseases, including Mitochondrial Encephalomyopathy, Lactic Acidosis and Stroke-like episodes ("MELAS"). Our lead asset, CY6463, is a pioneering, central nervous system (“CNS”)-penetrant, soluble guanylate cyclase ("sGC") stimulator that is currently in clinical development for MELAS. sGC stimulators are small molecules that act synergistically with nitric oxide ("NO") as positive allosteric modulators of sGC to boost production of cyclic guanosine monophosphate ("cGMP"). cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions in the CNS including mitochondrial function, neuronal function, inflammation, and vascular dynamics.

Cyclerion GmbH, a wholly owned subsidiary, was incorporated in Zug, Switzerland on May 3, 2019. The functional currency is the Swiss franc.

Cyclerion Securities Corporation, a wholly owned subsidiary, was incorporated in Massachusetts on November 15, 2019, and was granted securities corporation status in Massachusetts for the 2019 tax year. Cyclerion Securities Corporation has no employees.

Company Overview

The Company’s mission is to develop treatments for mitochondrial diseases, including MELAS. Its priority is advancing its ongoing CY6463 clinical program for MELAS.

CNS assets. CY6463 is an orally administered CNS-penetrant sGC stimulator that is being developed as a symptomatic and potentially disease modifying therapy for MELAS and potentially other primary mitochondrial disease. NO-sGC-cGMP is a fundamental signaling network, that is widely used in the nervous system. CY6463 enhances the brain’s natural ability to produce cGMP, an important second messenger in the CNS, by stimulating sGC, a key node in the NO-sGC-cGMP pathway. This pathway is critical to basic CNS functions and deficient NO-sGC-cGMP signaling is believed to play an important role in the pathogenesis of many CNS diseases. Agents that stimulate sGC to produce cGMP may compensate for deficient NO signaling.

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

On July 28, 2022, we announced positive topline data from our signal-seeking clinical study of CY6463 for the potential treatment of cognitive impairment associated with schizophrenia ("CIAS") in individuals with stable schizophrenia on a stable, single, atypical antipsychotic regimen. Data from the 14-day, double blind, randomized, placebo-controlled, multiple-ascending-dose study in 48 adults aged 18-50 demonstrate that once-daily CY6463 was safe and well tolerated, with no reports of serious adverse events ("SAEs”), severe adverse events (“AEs”), or treatment discontinuation due to AEs. Study data demonstrate a strong effect on cognitive performance after two weeks of 15mg once-daily dosing. Positive movement on inflammatory biomarkers was also observed. These signals on exploratory endpoints provide further evidence of the pro-cognitive and anti-inflammatory effects of CY6463 observed in preclinical studies and prior clinical trials. Study data demonstrate the translation of sGC multi-dimensional pharmacology and the therapeutic potential of amplifying sGC signaling in the CNS and support the further development of oral, once-daily CY6463.

On October 6, 2022, we announced our mitochondrial disease-focused corporate strategic plan. Based on the positive data from the recently completed CY6463 MELAS clinical study, we will focus future development of CY6463 on genetic mitochondrial diseases, concentrating first on development in MELAS, a rare disease where the company believes it has the capabilities to advance the program independently. We are currently preparing to meet with the FDA in the fourth quarter of 2022 to discuss the CY6463 development program, including the next study and paths to registration in MELAS.

We recently capped enrollment in our signal-seeking clinical study of CY6463 for the potential treatment of Alzheimer's disease with vascular pathology ("ADv"), which will enable the Company to channel its resources to its most urgent priorities in MELAS. Data from the ADv study is expected in the first half of 2023. Learnings from this and previous CY6463 studies can be leveraged to optimize future potential Alzheimer's Disease/Vascular Dementia studies. The ADv study is supported in part by a $2 million grant from the Alzheimer’s Association’s Part the Cloud-Gates Partnership Grant Program (the "PTC Grant").

Our next generation CNS asset, CY3018, is a differentiated CNS-penetrant sGC stimulator with greater CSF-to-plasma exposure relative to CY6463. CY3018 is intended to expand the potential of sGC stimulation for the treatment of disorders of the CNS. We are completing IND-enabling activities for CY3018 and are looking to secure a partnership or other funding mechanism to develop the program in the future.

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

At-the-Market Offering

On July 24, 2020, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof for an aggregate initial offering price not to exceed

$150.0 million. The Shelf was declared effective as of July 31, 2020. On September 3, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering (the “ATM Offering”) under the Shelf. Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. The Company has sold 3,353,059 shares of its common stock for net proceeds of $12.5 million under the ATM Offering, since entering into the Sales Agreement. No shares of common stock have been issued or sold under the ATM Offering during the nine months ended September 30, 2022.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the consolidated financial statements, the Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2022 that had a material effect on its condensed consolidated financial statements.

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

3. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of September 30, 2022, and December 31, 2021 (in thousands):

	Fair Value Measurements as of September 30, 2022:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$19,331	$—	$—	$19,331
Cash equivalents	$19,331	$—	$—	$19,331

	Fair Value Measurements as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$52,917	$—	$—	$52,917
Cash equivalents	$52,917	$—	$—	$52,917

During the nine months ended September 30, 2022 and 2021, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

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

As of September 30, 2022, and December 31, 2021, the Company’s property and equipment was primarily located in Boston, Massachusetts.

Depreciation and amortization expense of the Company’s property and equipment was $0.1 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued incentive compensation	$1,017	$1,369
Salaries	383	266
Accrued vacation	330	345
Professional fees	679	398
Other	159	526
Accrued expenses and other current liabilities	$2,568	$2,904

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the

Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of September 30, 2022 and December 31, 2021.

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

Lease cost was recognized on a straight-line basis over the lease term. For the three and nine months ended September 30, 2021, the Company recognized approximately $0.6 million and $2.2 million, respectively, of total lease costs and $0.2 million and $0.7 million, respectively, of variable lease costs, related to the Head Lease. The Company did not record any lease costs related to the Head Lease during the nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company paid $0.5 million and $1.9 million, respectively, related to its lease liability.

In May 2021 the Company signed a 12-month membership agreement to lease space with WeWork at 501 Boylston Street, Boston, Massachusetts, commencing on August 1, 2021. The agreement was extended for six months on August 1, 2022. The 12-month agreement and 6-month extension are accounted for as short-term leases. The Company recorded $0.1 million and $0.2 million of lease expense associated with the membership agreement during the three and nine months ended September 30, 2022, respectively.

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

The Company determined that the licensed rooms represent a lease under ASC Topic 842 Leases. The Company obtained control of the rooms in the third quarter of 2021 and the prepaid rooms balance of approximately $1.4 million was reclassified from other assets to a ROU asset. The related lease expense is recognized on a straight-line basis over the lease term of 8.88 years. The Company recorded a de minimis amount, and $0.1 million of lease expense during the three and nine months ended September 30, 2022, respectively. The Company determined that the licensed services represent a non-lease component, which is recognized separately from the lease component for this asset class. The expense related to the licensed services is recognized on a straight-line basis over the period the services are received. The Company recorded a $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively. Both the lease expense and services expense are recognized as a component of research and development costs in the condensed consolidated statements of operations and comprehensive loss.

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

The following table provides share-based compensation reflected in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$773	$957	$2,396	$2,874
General and administrative	889	1,455	2,732	4,190
	$1,662	$2,412	$5,128	$7,064

A summary of stock option activity for the nine months ended September 30, 2022, is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2021	7,080,426	$10.73	6.9	—
Granted	1,695,303	1.16
Exercised	—	—
Cancelled or forfeited	(609,302)	7.88
Outstanding as of September 30, 2022	8,166,427	$8.96	6.6	$64
Exercisable at September 30, 2022	5,361,333	$12.16	5.5	$—

As of September 30, 2022, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options held by the Company’s employees is $4.1 million and the weighted average period over which that expense is expected to be recognized is 3.2 years.

A summary of RSU activity for the nine months ended September 30, 2022 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2021	92,804	$13.70
Granted	—	—
Vested	(53,999)	14.06
Forfeited	(1,119)	14.20
Unvested as of September 30, 2022	37,686	$13.16

As of September 30, 2022, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested restricted stock units by the Company’s employees is $0.3 million and the weighted-average period over which that expense is expected to be recognized is 0.6 years.

The Company has granted to certain employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the three and nine months ended September 30, 2022 and 2021 there were no shares that vested as a result of performance milestone achievements. The Company recorded no share-based compensation expense related to these performance-based options for the three and nine months ended September 30, 2022 and 2021.

The Company also has granted to certain employees stock options containing market conditions that vest upon the achievement of specified price targets of the Company’s share price for a period through December 31, 2024. Vesting is measured based upon the average closing price of the Company’s share price for any thirty consecutive trading days, subject to certain service requirements. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award, ranging from approximately 4.0 to 4.6 years. The Company accelerates expense when a stock price target is achieved prior to the derived service period. As of September 30, 2022, there were 375,000 outstanding stock options containing market conditions with a weighted average exercise price of $2.01. As of September 30, 2022, there was $0.1 million of unrecognized compensation costs related to stock options containing market conditions, which is expected to be recognized over a weighted-average period of 1.44 years.

9. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss (in thousands)	$(10,496)	$(11,290)	$(36,862)	$(40,872)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	43,488	43,291	43,457	37,730
Net loss per share — basic and diluted	$(0.24)	$(0.26)	$(0.85)	$(1.08)

We exclude shares of common stock related to stock options and RSUs from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock Options	8,166,427	6,965,428	8,166,427	6,965,428
RSUs	37,686	148,361	37,686	148,361
	8,204,113	7,113,789	8,204,113	7,113,789

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

Included in compensation expense is a de minimis amount and approximately $0.2 million related to the defined contribution 401(k) Savings Plan for the three and nine months ended September 30, 2022, respectively, and a de minimis amount, and approximately $0.5 million for the three and nine months ended September 30, 2021, respectively.

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

The Company determined the Supply Agreement has stand-alone value under the scope of ASC 606 and should not be combined with the License Agreement. Given that the Supply Agreement can be terminated at any time without cause with 30 days notice, the Company deemed the Supply Agreement to be a month-to-month contract. The manufacturing of the Initial Supply by the Company represents a single performance obligation and consideration related to the manufacturing costs will be recognized over time as costs are incurred. The Company did not record any revenue for the three months ended September 30, 2022, and recorded $0.3 million, as revenue from the Supply Agreement in the nine months ended September 30, 2022.

12. Grant Revenue

In August 2021, the Company was approved to receive funding from the PTC Grant for the Phase 2 study of CNS sGC stimulation in AD with vascular features. The granting period is July 1, 2021, to December 31, 2022, and the Company will receive an award of up to $2 million. The Company determined that this transaction is non-reciprocal as there is not considered to be a commensurate value exchanged with the Alzheimer's Association as the funding provider. Where commensurate value is not exchanged for goods and services provided, a recipient assesses whether the grant is conditional or unconditional. The Company considered all conditions and barriers associated with this grant and determined the grant is conditional and revenue will be recognized upon achieving certain milestones and incurring internal costs specifically covered by this grant. Under ASC 958-605, revenues will be recognized as the Company incurs expenses related to the PTC Grant. The Company did not record any allowable expense for the three months ended September 30, 2022, and recorded approximately $0.7 million of allowable expenses as grant revenue for the nine months ended September 30, 2022.

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

During the nine months ended September 30, 2022, the Company recorded $0.2 million in the consolidated statement of operations and comprehensive loss as an offset to payroll costs in their respective expense lines.

14. Subsequent Events

On October 6, 2022, the Board of Directors of the Company implemented a reduction of approximately 45% of the Company's workforce, or 13 full-time employees to align its resources with its mitochondrial disease-focused strategy. The Company expects that this workforce reduction will take place during the fourth quarter of 2022. The Company estimates that it will incur aggregate charges in connection with the workforce reduction of approximately $1.9 million for one-time employee severance and benefit costs primarily in the fourth quarter of 2022, nearly all of which are expected to result in cash expenditures. As a result of the workforce reduction, the Company expects to realize annual cash savings of approximately $4.1 million. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

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

Overview

We are a clinical-stage biopharmaceutical company on a mission to develop treatments for mitochondrial diseases, including MELAS. Our lead asset, CY6463, is a pioneering CNS-penetrant sGC stimulator that modulates a key node in a fundamental signaling network. The multidimensional pharmacology elicited by the stimulation of sGC has the potential to impact a broad range of diseases that involve the CNS. CY6463 is currently in clinical development for MELAS. sGC stimulators are small molecules that act synergistically with NO as positive allosteric modulators of sGC to boost production of cGMP. cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions in the CNS including mitochondrial function, neuronal function, inflammation and vascular dynamics.

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

CNS assets. CY6463 is an orally administered CNS-penetrant sGC stimulator that is being developed as a symptomatic and potentially disease-modifying therapy for MELAS and potentially other primary mitochondrial diseases. NO-sGC-cGMP is a fundamental signaling network, that is widely used in the nervous system. CY6463 enhances the brain’s natural ability to produce cGMP, an important second messenger in the CNS, by stimulating sGC, a key node in the NO-sGC-cGMP pathway. This pathway is critical to basic CNS functions, and deficient NO-sGC-cGMP signaling is believed to play an important role in the pathogenesis of many CNS diseases. Agents that stimulate sGC to produce cGMP may compensate for deficient NO signaling.

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

On October 6, 2022, we announced our mitochondrial disease-focused corporate strategic plan. Based on the positive data from the recently completed CY6463 MELAS clinical study, we will focus future development of CY6463 on genetic mitochondrial diseases, concentrating first on development in MELAS, a rare disease where the company believes it has the capabilities to advance the program independently. We are currently preparing to meet with the FDA in the fourth quarter of 2022 to discuss the CY6463 development program, including the next study and paths to registration in MELAS.

We recently capped enrollment in our signal-seeking clinical study of CY6463 for the potential treatment of ADv, which will enable the Company to channel its resources to its most urgent priorities in MELAS. Data from the ADv study is expected in the first half of 2023. Learnings from this and previous CY6463 studies can be leveraged to optimize future potential Alzheimer's Disease/Vascular Dementia studies. The ADv study is supported in part by a $2 million grant from the Alzheimer's Association’s Part the Cloud-Gates Partnership Grant Program (the "PTC Grant").

Our next-generation CNS asset, CY3018, is a differentiated CNS-penetrant sGC stimulator with greater CSF-to-plasma exposure relative to CY6463 based on nonclinical studies. CY3018 is intended to expand the potential of sGC stimulation for the treatment of disorders of the CNS. We are completing IND-enabling activities for CY3018 and are looking to secure a partnership or other funding mechanism to develop the program in the future.

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

The following table summarizes our research and development expenses, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the three and nine months ended September 30, 2022 and 2021. The product pipeline expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, which are presented by development candidates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Product pipeline external costs:
CY6463	$3,076	$3,064	$12,608	$7,114
CY3018	864	977	3,260	1,581
Discovery research	168	76	534	603
Total product pipeline external costs	4,108	4,117	16,402	9,298
Personnel and related internal costs	2,225	2,320	8,212	8,633
Facilities and other	749	595	2,429	9,247
Total research and development expenses	$7,082	$7,032	$27,043	$27,178

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

Revenues and Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues:
Revenue from license agreement	$—	$—	$—	0%	$—	$3,000	$(3,000)	(100)%
Revenue from development agreement	—	77	(77)	100%	297	138	159	115%
Revenue from grants	—	271	(271)	100%	720	271	449	100%
Total revenues	—	348	(348)	(100)%	1,017	3,409	(2,392)	(70)%
Cost and expenses:
Research and development	7,082	7,032	50	1%	27,043	27,178	(135)	(0)%
General and administrative	3,525	4,601	(1,076)	(23)%	10,998	16,207	(5,209)	(32)%
Loss on lease termination	—	—	—	0%	—	881	(881)	(100)%
Total cost and expenses	10,607	11,633	(1,026)	(9)%	38,041	44,266	(6,225)	(14)%
Loss from operations	(10,607)	(11,285)	678	(6)%	(37,024)	(40,857)	3,833	(9)%
Interest and other income (expenses), net	111	(5)	116	(2320)%	162	(15)	177	(1180)%
Net loss	$(10,496)	$(11,290)	$794	(7)%	$(36,862)	$(40,872)	$4,010	(10)%

Revenues. No revenue was recorded for the three months ended September 30, 2022, compared to $0.3 million associated with the PTC Grant and approximately $0.1 million associated with the Supply Agreement that were recorded in the three months ended September 30, 2021.

The decrease in revenue of approximately $2.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 can be attributed to $3.0 million up-front payment from the License Agreement received in the nine months ended September 30, 2021, partially offset by an increase of $0.4 million of revenue generated from the PTC Grant and approximately $0.2 million of revenue generated from the Supply Agreement.

Research and development expense. The increase in research and development expense of approximately $0.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was driven by an increase of $0.2 million in professional services expenses, partially offset by a decrease of $0.1 million in employee-related costs.

The decrease in research and development expense of approximately $0.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was driven by decreases of approximately $4.2 million of non-cash write-off of leasehold improvements related to the Termination Agreement, approximately $2.6 million reduction in the Company’s total leased premises cost, and approximately $0.4 million in employee-related expenses, offset by a net increase of approximately $7.1 million in external research costs. The increase in external research costs was primarily due to approximately $5.5 million associated with the CIAS and ADv clinical trials, and approximately $2.3 million associated with CY3018 IND-enabling activities, partially offset by a decrease of approximately $0.7 million in discovery research costs.

General and administrative expense. The decrease in general and administrative expense of approximately $1.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily driven by decreases of approximately $0.6 million in stock-based compensation, and approximately $0.5 million in professional services expenses.

The decrease in general and administrative expense of approximately $5.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily driven by approximately $2.1 million of non-cash write off of leasehold improvements in 2021 related to the Termination Agreement, and decreases of approximately $1.5 million in stock-based compensation, approximately $0.7 million in employee-related costs, and approximately $0.9 million in professional services expenses.

Loss on lease termination. No loss was recorded in the nine months ended September 30, 2022, compared to a loss on lease modification of $0.9 million recorded in the nine months ended September 30, 2021 related to the Termination Agreement to the Head Lease of 301 Binney Street in Cambridge, Massachusetts that was executed on April 30, 2021.

Interest and other income (expenses), net. Interest and other income increased by approximately $0.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to an increase in interest rates.

Interest and other income increased by approximately $0.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to an increase in interest rates.

Liquidity and Capital Resources

On September 3, 2020, the Company entered into the Sales Agreement with Jefferies with respect to the ATM Offering under the Shelf. Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. The Company has sold 3,353,059 shares of its common stock for net proceeds of $12.5 million under the ATM Offering since entering into the Sales Agreement, with no shares of common stock issued or sold under the ATM Offering during the nine months ended September 30, 2022.

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

On September 30, 2022, we had approximately $20.4 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

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

Cash Flows

The following is a summary of cash flows for the years ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Net cash used in operating activities	$(33,568)	$(27,887)	$(5,681)	20%
Net cash provided by investing activities	$—	$1,457	$(1,457)	(100)%
Net cash provided by financing activities	$17	$30,700	$(30,683)	(100)%

Cash Flows from Operating Activities

Net cash used in operating activities was $33.6 million for the nine months ended September 30, 2022 compared to $27.9 million for the nine months ended September 30, 2021. The increase in net cash used in operations of $5.7 million primarily relates to the non-cash leasehold improvement write off of $6.3 million in the prior year, the recording of non-cash loss on lease termination of $0.9 million in the prior year, and a decrease of stock-based compensation and other non-cash items of $2.3 million, offset by a decrease in our net loss of $4.0 million and an increase in working capital accounts of $0.2 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $1.5 million for the nine months ended September 30, 2021 was primarily related to the cash received from sale of lab equipment in 2021. There was no investing activity in the nine months ended September 30, 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 of $30.7 million was due to cash received from the 2021 Equity Private Placement of $18 million, net proceeds from the ATM Offering of $12.5 million, and $0.2 million of proceeds from the purchases of shares under the 2019 ESPP. There was no financing activity in the nine months ended September 30, 2022.

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

Funding Requirements

We expect our expenses to fluctuate as we advance the preclinical activities and clinical trials of our product candidates. Based on our cash and cash equivalents position as of September 30, 2022 and our planned operating expenses and capital expenditure requirements there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date of this Quarterly Report on Form 10-Q. We will need to raise additional capital in upcoming periods, which may not be available on acceptable terms, or at all. Failure to obtain necessary capital when needed may delay current development of our product candidates, halt new development phases, or other operations.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2022, we had no uncertain tax positions.

Other Funding Commitments

As of September 30, 2022, we had, and continue to have, several ongoing studies in various clinical trial stages. Our most significant clinical trial spending is with clinical research organizations, or CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any significant cancellation penalties.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by those certain factors set forth under the heading “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. There have been no material changes from the risk factors previously disclosed therein.

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

Date: November 3, 2022