Form 10-K
period 2022-12-31
Cyclerion Therapeutics, Inc.
filed 2023-03-22
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-38787

CYCLERION THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	83-1895370 (I.R.S. Employer Identification No.)
245 First Street, 18th Floor, Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip Code)

(857) 327-8778

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	CYCN	The Nasdaq Capital Market LLC

Securities registered pursuant to Section 12(g) of the Act:

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $18.8 million, computed using the closing price on that day of $0.549.

As of March 19, 2023, there were 43,524,894 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
•
the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching and commercializing our product candidates, including zagociguat and CY3018;
•
our relationships with third parties, collaborators and our employees;
•
our ability to execute our strategic priorities;
•
our ability to finance our operations and business initiatives;
•
the success of collaboration or license agreements of our product candidates;
•
our ability to access capital, capabilities, and transactions necessary to advance the development of our assets;
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
•
the coronavirus ("COVID-19") pandemic may continue to disrupt our business, including our development activities; and
•
trends and challenges in the markets for our potential products.

You should refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date following the date of this Annual Report.

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

PART I

Item 1. Business

Overview

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) is a biopharmaceutical company on a mission to develop treatments for serious diseases.

Cyclerion's portfolio includes novel soluble guanylate cyclase ("sGC") stimulators that modulate a key node in a fundamental signaling network in both the central nervous system ("CNS") and the periphery. The nitric oxide ("NO") soluble guanylate cyclase ("sGC") cyclic guanosine monophosphate ("cGMP") signaling pathway is a fundamental mechanism that precisely controls key aspects of physiology throughout the body. The NO-sGC-cGMP pathway regulates diverse and critical biological functions including mitochondrial function, neuronal function, inflammation, and hemodynamics. Although this pathway has been successfully targeted with several drugs in the periphery, this mechanism has yet to be fully leveraged therapeutically, particularly in the CNS, where impaired NO-sGC-cGMP signaling is believed to play an important role in the pathogenesis of many neurodegenerative and neuropsychiatric diseases.

Zagociguat (previously CY6463) is a clinical-stage CNS-penetrant sGC stimulator that has shown rapid improvement in cerebral blood flow, functional brain connectivity, brain response to visual stimulus, cognitive performance, and biomarkers associated mitochondrial function and inflammation in clinical studies. CY 3018 is a CNS-targeted sGC stimulator that preferentially localizes to the brain and has a pharmacology profile that suggests its potential for the treatment of neuropsychiatric diseases and disorders. Praliciguat is a systemic sGC stimulator that is licensed to Akebia Therapeutics, Inc. ("Akebia") and being advanced in rare kidney disease. Olinciguat is a clinical-stage vascular sGC stimulator that the Company intends to out-license for cardiovascular diseases. Cyclerion is actively evaluating the best combination of capital, capabilities, and transactions available to it to advance the development of zagociguat and its other clinical development candidates and to maximize shareholder value.

The following table presents the status of our portfolio of sGC stimulators:

Cyclerion became an independent public company on April 1, 2019 after Ironwood Pharmaceuticals, Inc., or Ironwood, completed a tax-free spin-off of its sGC business, which we refer to herein as the "Separation". We are led by an accomplished team, with a track record of discovering, developing, and commercializing meaningful therapies for patients while creating value for stockholders and with expertise and deep experience in the NO-sGC-cGMP pathway.

Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in the “Risk Factors” section of this Annual Report on Form 10-K.

Research and Development programs

Zagociguat is an orally administered CNS-penetrant sGC stimulator. NO-sGC-cGMP is a fundamental signaling network, including in the brain where it is critical to basic CNS functions. Deficient NO-sGC-cGMP signaling is believed to play an important role in the pathogenesis of many peripheral and CNS disorders. As an sGC stimulator, zagociguat amplifies endogenous NO signaling by acting as a positive allosteric modulator to sensitize the sGC enzyme to NO and increase the production of cGMP. By compensating for deficient NO-sGC-cGMP signaling, zagociguat may have broad therapeutic potential as a treatment for people with serious diseases.

On January 13, 2020, we announced positive results from our Phase 1 first-in-human study that provided the first clinical data supporting the development of zagociguat. The results from this study indicate that zagociguat was well tolerated. Pharmacokinetic data, obtained from both blood and cerebral spinal fluid, support once-daily dosing with or without food and demonstrated zagociguat penetration of the blood-brain-barrier with concentrations in the CSF expected to be pharmacologically active.

On October 14, 2020, we announced positive topline results from our zagociguat Phase 1 translational pharmacology study in healthy elderly participants. Treatment with zagociguat for 15 days in this 24-subject study confirmed and extended results seen in the earlier first-in-human Phase 1 study: once-daily oral treatment demonstrated blood-brain-barrier penetration with expected CNS exposure and target engagement. Results also showed significant improvements in neurophysiological and objective performance measures as well as decreases in inflammatory biomarkers associated with aging and neurodegenerative diseases. Zagociguat was safe and generally well tolerated in the study. These results, together with nonclinical data, supported the continued development of zagociguat as a potential new medicine for serious diseases involving the CNS.

On June 10, 2022, we announced positive topline clinical data for zagociguat in our signal-seeking clinical study for the potential treatment of Mitochondrial Encephalomyopathy, Lactic Acidosis and Stroke-like episodes ("MELAS"). In this open-label, single-arm study of the oral, once-daily sGC stimulator in eight adults aged 18 or older with MELAS, improvements were seen across a range of endpoints reflecting multiple domains of disease activity, including mitochondrial disease-associated biomarkers such as lactate and GDF-15, a broad panel of inflammatory biomarkers, cerebral blood flow, and functional connectivity between neural networks. These positive effects after 29 days of dosing were supported by correlations among several endpoints with each other and with zagociguat plasma concentrations. Zagociguat was well tolerated with no serious or severe adverse events and no events leading to discontinuation. Pharmacokinetics were consistent with the Phase 1 studies in healthy volunteers. The positive data from this study support the potential of zagociguat to provide therapeutic benefit to people living with mitochondrial diseases, including MELAS.

On July 28, 2022, we announced positive topline data from our signal-seeking clinical study of zagociguat for the potential treatment of Cognitive Impairment Associated with Schizophrenia ("CIAS"). Data from the 14-day, double-blind, randomized, placebo-controlled, multiple-ascending-dose study in 48 adults aged 18-50 with stable schizophrenia on a stable, single, atypical antipsychotic regimen demonstrated that once-daily zagociguat was safe and well tolerated, with no reports of serious adverse events, severe adverse events, or treatment discontinuation due to adverse events. We further announced that study data demonstrated a strong effect on cognitive performance after two weeks of 15mg once-daily dosing and that positive movement on inflammatory biomarkers was also observed. These signals on exploratory endpoints are consistent with pro-cognitive and anti-inflammatory effects of zagociguat observed in preclinical studies and prior clinical trials and support the further development of oral, once-daily zagociguat.

In October 2022, the WHO International Nonproprietary Names committee and the United States Adopted Name council selected zagociguat as a nonproprietary name for CY6463.

On October 6, 2022, we announced that we had recently capped enrollment in our signal-seeking clinical study of zagociguat for the potential treatment of Alzheimer's disease with vascular pathology ("ADv"). Data from the ADv study are expected in the first half of 2023. The ADv study is supported in part by a $2 million grant from the Alzheimer’s Association’s Part the Cloud-Gates Partnership Grant Program (the "PTC Grant").

On March 22, 2023, we announced that given the significant capital and capabilities necessary to ensure that the MELAS Phase 2b study is executed efficiently and with the highest quality, and the currently unfavorable capital market conditions, we are actively evaluating the best combination of capital, capabilities, and transactions available to us to advance the development of zagociguat and our other clinical development candidates and to maximize shareholder value.

CY3018 is a CNS-targeted sGC stimulator in preclinical development that preferentially localizes to the brain and has a pharmacology profile that suggests its potential for the treatment of neuropsychiatric diseases and disorders.

Praliciguat is an orally administered, once-daily systemic sGC stimulator. On June 3, 2021, we entered into a license agreement with Akebia relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs, and commercialization of pharmaceutical products containing praliciguat and other related products and forms thereof enumerated in such agreement. Cyclerion is eligible to receive up to $585 million in total potential future development, regulatory, and commercialization milestone payments. Cyclerion is also eligible to receive tiered, sales-based royalties ranging from single-digit to high-teen percentages.

Olinciguat is an orally administered, once-daily, vascular sGC stimulator that was evaluated in a Phase 2 study of participants with sickle cell disease. We released topline results from this study in October 2020. We intend to out-license olinciguat to an entity with strong cardiovascular and/or cardiopulmonary capabilities.

Our Strategy

Our mission is to develop treatments for serious diseases. The first step is identifying indications for clinical development where the scientific rationale is strong and the unmet need is high, creating a compelling opportunity. We have several product opportunities including zagociguat for mitochondrial diseases, CY3018 for neuropsychiatric diseases, and olinciguat for cardiovascular/cardiopulmonary diseases. Our focus right now is to find the best combination of capital, capabilities, and transactions that will enable the advancement of these assets for patients in a way that maximizes shareholder value.

Intellectual Property

We vigorously protect the intellectual property and proprietary technology that we believe is important to our business, including by pursuing and maintaining U.S. and foreign patents that cover our product candidates and compositions, their methods of use and the processes for their preparation, as well as any other relevant inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

We have twenty-six issued U.S. patents, twenty-eight pending U.S. patents applications (of which six are in the provisional stage), four pending Patent Cooperation Treaty, or PCT, application, and numerous foreign patents and pending patent applications. The PCT applications are filed under an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the 153 contracting states, followed by the process of entering national phase, which requires a separate application in each of the member states in which national patent protection is sought.

The technology underlying our sGC patents and pending patent applications has been developed by us and was not acquired from any in-licensing agreement. We own all of the issued patents and pending applications.

The intellectual property portfolios for our most advanced product candidates are summarized below.

Zagociguat Patent Portfolio

Our patent portfolio includes four U.S. issued patents, eight pending US applications, (including three provisional cases), one PCT application, and numerous foreign patents and pending patent applications.

Two of the issued U.S. patents, US 10,858,363 and US 10,472,363 are directed to zagociguat and related compounds, and their pharmaceutical compositions thereof and will expire in 2037. The terms of these U.S. patents may be eligible for patent term extension as described below. A third U.S. patent, US 11,466,015 is directed to polymorphs of zagociguat and will expire in 2039. The fourth U.S. patent, US 11,466,014, is directed to methods of manufacturing zagociguat, and will expire in 2039. Two of the pending U.S. patent applications are directed to solid forms and processes for the large-scale synthesis of zagociguat and, if issued, will expire in 2039. Two other pending U.S. patent application are directed to compounds related to zagociguat, and, if issued, will expire in 2037 and 2041, respectively. An additional pending U.S. patent application is directed to methods of treating mitochondrial diseases with sGC stimulators including zagociguat, and, if issued, will expire in 2039. Three provisional patent applications are directed to additional methods of treatment using zagociguat.

One PCT pending application is directed to the treatment of cognition using zagociguat and if issued will expire in 2041.

Furthermore, we have one European issued patent expiring in 2037, which was validated in multiple countries, one granted patent in Japan, and eleven issued patents in other foreign jurisdictions, ten expiring in 2037, and two expiring in 2039. All of these are directed to zagociguat and related compounds, polymorphs or manufacturing processes. Some of these patents may be eligible for patent term extension depending on the jurisdiction.

CY3018 Patent Portfolio

Our CY3018 patent portfolio includes one pending U.S. provisional application, two PCT applications and several applications in foreign jurisdictions. The two PCT applications and foreign applications are directed to CY3018 and related compounds and their methods of use and if granted will expire in 2042. Some of the resulting patents, if issued, may be eligible for patent term extension or the foreign jurisdiction equivalent, depending on the jurisdiction.

Praliciguat Patent Portfolio

Our praliciguat patent portfolio includes ten U.S. issued patents, eight pending U.S. patent applications, and numerous patents and pending patent applications in foreign jurisdiction.

One of the U.S. patents, US 9,481,689, which will expire in 2034, is directed to praliciguat and pharmaceutical compositions thereof. The term of this U.S. patent may be eligible for patent term extension as described below. Two other U.S. patents, US 8,748,442 and US 9,139,564, expire in 2031, and provide generic coverage of praliciguat and intermediates used in the preparation of praliciguat, respectively. A fourth U.S. patent, US 10,183,021 will expire in 2034 and is directed to the treatment of resistant hypertension with praliciguat or combinations of praliciguat and known anti-hypertensives. A fifth U.S. patent, US 209,639,308 will expire in 2034 and is directed to the treatment of diabetic nephropathy with praliciguat or combinations of praliciguat with other agents. The sixth U.S. patent, US 10,927,136 covers phosphorus prodrugs of praliciguat and will expire in 2037. The seventh U.S. Patent, US 11,389,449, is directed to the treatment of metabolic syndrome with praliciguat and will expire in 2038. The eighth U.S. Patent, US 11,357,777, is directed to the treatment of NASH with praliciguat and other compounds and will expire in 2037. The ninth and tenth U.S. Patents, US 11,319,308 and 11,274,096, are directed to the syntheses of intermediates useful in the manufacture of praliciguat.

Two pending U.S. patent applications that, if issued, will expire in 2031 and 2034, respectively, provide generic coverage for praliciguat. Two additional U.S. patent applications that, if issued, will expire in 2037, and 2039, respectively, provide coverage for methods of large scale preparation of praliciguat. We also have a pending U.S. application directed to a praliciguat formulation, that, if issued, will expire in 2036.

Another of the U.S. pending applications is directed to methods of treating diabetic nephropathy with praliciguat, that if issued, will expire in 2040 or later. The remaining two pending U.S. applications are directed to prodrugs of praliciguat, and deuterated forms of praliciguat and, if issued, will expire in 2037 and 2040, respectively.

Furthermore, we have four granted European patents, one expiring in 2031, another one in 2032, a third one in 2034, and a fourth one in 2037, each of them validated in multiple countries; five granted Japanese patents, one expiring in 2031, another in 2034, one in 2036 and two others in 2037; six granted Chinese patents, two expiring in 2031, one in 2032, two in 2034, and one expiring in 2037; and thirty-nine issued patents in other foreign jurisdictions, two expiring in 2032, twelve of them expiring in 2031, nine expiring in 2034, three expiring in 2036, and thirteen in 2037. Some of these patents may be eligible for patent term extension depending on the jurisdiction. We also have numerous patent applications pending in foreign jurisdictions.

Olinciguat Patent Portfolio

Our olinciguat patent portfolio includes nine U.S. issued patents, five pending U.S. patent applications, one PCT patent application and numerous patents and pending applications in foreign jurisdictions.

One of the U.S. patents, US 9,586,937, which will expire in 2034, is directed to olinciguat and pharmaceutical compositions thereof. The term of this U.S. patent may be eligible for patent term extension as described below. Two other U.S. patents, US 8,748,442 and US 9,139,564, expire in 2031, and provide generic coverage of olinciguat and intermediates used in the preparation of olinciguat, respectively. Another U.S. patent, US 10,517,874, which will expire in 2034 is directed to the treatment of SCD using olinciguat alone or in combinations with other therapeutic agents. A fifth U.S. issued patent, US 10,889,577, will expire in 2037 and is directed to polymorphs of olinciguat. The sixth issued patent, US 11,207,323, will expire in 2034 and provides coverage for stereoisomers of olinciguat. Two U.S. issued patents, US 11,319,308 and 11,274,096, are directed to the syntheses of intermediates useful in the manufacture of olinciguat and will expire in 2037 and 2039, respectively. The ninth U.S. Patent, US 11,357,777, is directed to the treatment of NASH with olinciguat and other compounds and will expire in 2037.

Two pending U.S. patent applications, if issued, will expired in 2037 and provide additional coverage for polymorphs of olinciguat. Another pending U.S. patent application, if issued, will expire in 2031, and provides generic coverage for olinciguat. The remaining pending U.S. patent applications are directed to deuterated forms of olinciguat and processes and synthetic intermediates for preparing olinciguat and, if issued, will expire in 2040 and 2037, respectively.

The PCT patent application is directed to the treatment of heart failure with preserved ejection fraction (HFpEF) in post-menopausal women with olinciguat and other sGC stimulators. If issued, the corresponding patents will expire in 2042.

Furthermore, we have four granted European patents, one expiring in 2031, another in 2032, a third one in 2034, and a fourth one in 2037, each of them validated in multiple countries; seven granted Japanese patents, one expiring in 2031, three others in 2034, and three expiring in 2037; five granted Chinese patents, two expiring in

2031, another one in 2032, and two more in 2034; and forty issued patents in other foreign jurisdictions, twelve of them expiring in 2031, two expiring in 2032, ten expiring in 2034, and sixteen expiring in 2037. We also have numerous pending patent applications in foreign jurisdictions. Some of these patents may be eligible for patent term extension or the foreign jurisdiction equivalent, depending on the jurisdiction.

Additional Intellectual Property

In addition to the patents and patent applications related to zagociguat, CY3018, praliciguat, and olinciguat, we currently have seven issued U.S. patents; eight patents granted in foreign jurisdictions, including European patents that have each been validated in several countries; and a number of pending U.S. (including provisional applications) and foreign pending patent applications directed to other sGC stimulator molecules and uses thereof.

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

Generally, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same active moiety for the same indication for seven years from the date of such approval, except in limited circumstances. Competitors, however, may receive approval of different active moieties for the same indication or obtain approval for the same active moiety for a different indication. If one of our product candidates designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity.

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

Competition can be viewed as through at least two lenses: 1) companies that are developing products with a different mechanism of action to address the same therapeutic need and 2) companies that are developing products that act through the same mechanism of action (i.e., sGC modulators).

Competition within target therapeutic areas.

We believe Biogen, Sage, Otsuka, Neumora, Tonix, Neurocrine, Pfizer, atai Life Sciences, Alto Neuroscience, Cerevel, Karuna, PTC Therapeutics, Khondrion B.V, Abliva AB, Reneo, Travere Therapeutics, Dimerix Limited, Vertex Pharmaceuticals, Chinook Therapeutics, Boehringer Ingelheim, Acelyrin, River 3 Renal Corp, Astellas, Pfizer, Eli Lilly, Novartis, AstraZeneca, Bayer and Merck are our most direct competitors with respect to zagociguat, CY3018, praliciguat, and olinciguat.

Competition within the sGC mechanism.

There is one major competitor that is actively developing sGC modulators. Bayer and Merck have an active collaboration on sGC stimulators, focused primarily on cardiovascular, pulmonary, and renal indications. They have two approved sGC stimulators, ADEMPAS® (riociguat), indicated for PAH and CTEPH, and VERQUVO® (vericiguat) for heart failure with reduced ejection fraction (HFrEF). We are not aware of any efforts to develop sGC modulators for treatment of CNS diseases.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We depend on third-party contract manufacturing organizations, or CMOs, for all our requirements of raw materials, drug substance and drug product for our ongoing clinical trials and our nonclinical research. We intend to continue to rely on CMOs for the supply of zagociguat and CY3018 for all stages of clinical development and commercialization, as well as for the supply of any other product candidates that we may identify. We require all our CMOs to conduct manufacturing activities in compliance with current GMP requirements.

We believe that zagociguat and CY3018 drug substance and drug product may be manufactured from readily available raw materials and the processes are amenable to large-scale production and do not require unusual equipment or handling. We believe adequate supply of zagociguat and CY3018 drug substance and drug product is readily available from our current CMOs to satisfy our immediate clinical and nonclinical demands. We obtain our supplies from these CMOs on a purchase order basis and do not have arrangements in place for long-term supply or redundant supply of zagociguat and CY3018; however, we are working with our CMOs to implement improvements to our drug substance and drug product manufacturing processes to further ensure product capacity adequate to meet further development demands. We are evaluating CMOs for drug substance and drug product that could meet potential commercial demands.

Human Capital Resources

We have an exceptional and diverse team of individuals who have a passion for developing important new medicines that will have a profound impact on the lives of patients with serious CNS diseases. As a small, innovative company, our success depends on attracting, retaining and motivating highly skilled and experienced scientific, medical and other personnel. Our ability to recruit and retain such employees depends on a number of factors, including our distinct corporate culture, and our collaborative work environment. We provide robust compensation and benefits programs which include competitive salaries, potential annual discretionary bonuses, stock awards, a 401(k) plan with employer match, healthcare and insurance benefits, health savings and flexible spending accounts, unlimited vacation time, among other benefits. Our employees are further guided by our code of conduct and our cultural values of seeking to serve patients, acting with integrity, empowering people and innovating for solutions.

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

Employee Profile

As of December 31, 2022, we had sixteen (16) employees, of which eight (8) employees hold Ph.D. or Pharm.D. degrees. Of the sixteen (16) employees, eight (8) are in our development organization, two (2) are in our strategy and corporate development organizations and six (6) are in general and administrative functions. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our employee relations to be good.

During the year ended December 31, 2022, we initiated certain reductions in our workforce. Refer to Note 12, Workforce Reduction, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

Corporate Information

We were incorporated in the Commonwealth of Massachusetts on September 6, 2018. Our principal executive offices are located at 245 First Street, Riverview II, 18th Floor, Cambridge, MA 02142. Our telephone number is (857) 327-8778. Our common stock is listed on the Nasdaq Capital Market under the symbol “CYCN.”

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

Risk Factors Summary

•
We are a biopharmaceutical company with a limited operating history and no products approved for commercial sale.
•
We have incurred significant losses and have never generated revenue from product sales; we anticipate that we will continue to incur significant losses for the foreseeable future and may never be profitable.
•
There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, if at all to continue as a going concern and advance our product candidates. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations. Raising additional capital may dilute our existing shareholders, restrict our operations or cause us to relinquish valuable rights.
•
Our approach to the discovery and development of our product candidates may never lead to marketable products.
•
We may encounter substantial delays in our activities, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities in the development of our compounds.
•
The COVID-19 pandemic may continue to disrupt our business, including our development activities.
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
•
We may not succeed in our pursuit of capital, capabilities, and transactions for the development and commercialization of our assets.
•
Akebia may not be successful in developing any therapies through the praliciguat out-license with the Company.
•
We may enter into collaboration or license arrangements in the future that ultimately are not successful.
•
We rely, and expect that we will continue to rely, on third parties to conduct nonclinical and clinical studies and to manufacture drug supplies for our product candidates. If these third parties do not execute successfully, our business could be substantially harmed.
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
•
Our failure to regain compliance with Nasdaq's continued listing requirements, could result in the delisting of our common stock.
•
We have limited trading history and a relatively low-volume trading market for our shares and our common stock market price may fluctuate widely.
•
We have adopted anti-takeover provisions in our articles of organization and bylaws and are subject to provisions of Massachusetts law that may frustrate any attempt to remove or replace our current board of directors or to effect a change of control or other business combination involving our company.

Risks Related to Our Financial Position and Capital Needs

As we are a biopharmaceutical company with a limited operating history and no products approved for commercial sale, valuing our business and predicting our prospects are challenging.

We are a biopharmaceutical company that was incorporated in 2018. Our business was conducted within Ironwood prior to that time, and we had no history as an independent company prior to the completion of the Separation. We are developing a pipeline of sGC stimulators, but we have no products approved for commercial sale, and we have never generated revenue from product sales. Our operating activities to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, pursuing partnership opportunities, and conducting early-stage clinical trials for our product candidates.

To date, we have not obtained marketing approval for any of our product candidates; engaged, on our own or through a third party, in commercial scale manufacturing or conducted sales and marketing activities necessary for the successful commercialization of our product candidates. Our short operating history offers limited insight into our prospects for success or even viability. We expect our operating performance to fluctuate. We will encounter challenges frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields and we have not yet demonstrated an ability to successfully navigate such challenges. If we do not successfully address the challenges we face, our business, prospects, financial condition and results of operations will be materially harmed.

Our business has incurred significant losses and we anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated revenue from product sales and may never be profitable.

Our business has incurred operating losses due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations. Our net losses for the years ended December 31, 2022 and 2021 were $44.1 million and $51.6 million, respectively. We expect to incur significant losses for several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates.

Our ability to generate revenue from our product candidates and achieve profitability depends on our ability, alone or with strategic partners, to complete the development of, and obtain the necessary regulatory and essential pricing and reimbursement approvals to commercialize, our product candidates. We do not know when, if ever, we will generate revenues from sales of our product candidates.

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

There is substantial doubt about our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, if at all to continue as a going concern and advance our product candidates. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations. Raising additional capital may dilute our existing shareholders, restrict our operations or cause us to relinquish valuable rights.

There is substantial doubt regarding our ability to continue as a going concern. As of December 31, 2022, we had unrestricted cash and cash equivalents of approximately $13.4 million. Our management believes that such cash and cash equivalents will not be sufficient to fund our operating expenses and capital requirements for one year after the date the financial statements are issued, whether or not we curtail efforts with respect to certain of our product candidates. We will require significant additional funding to advance any of our product candidates beyond the short-term and to sustain our operations.

We are seeking funds through collaborations, strategic alliances, or licensing arrangements with third parties, and such agreements may impact rights to our product candidates or technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Such arrangements will limit our participation in the success of any of our product candidates that receive regulatory approval.

We may also seek to raise such capital through public or private equity, royalty financing or debt financing. Raising funds in the current economic environment may be challenging, and such financing may not be available in sufficient amounts or on acceptable terms, if at all. The terms of any financing may harm existing shareholders. The issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute the ownership of existing shareholders. Incurring debt would result in increased fixed payment obligations, and we may agree to restrictive covenants, such as limitations on our ability to incur additional debt or limitations on our ability to acquire, sell or license intellectual property rights that could impede our ability to conduct our business.

Risks Related to our Business and Industry

Our approach to the discovery and development of product candidates for the treatment of serious CNS diseases may never lead to marketable products.

We are focusing our research and development efforts on addressing serious CNS diseases. The development of CNS therapies presents unique challenges, including an imperfect understanding of the biology, the presence of the blood-brain barrier that can restrict the flow of drugs to the brain, a frequent lack of translatability of nonclinical study results in subsequent clinical trials and dose selection, and the product candidate having an effect that may be too small to be detected using the outcome measures selected in clinical trials or if the outcomes measured do not reach statistical significance. Our future success is highly dependent on the successful development of our technology and our product candidates for treating CNS. The scientific evidence to support the feasibility of developing our product candidates is both preliminary and limited. If we do not successfully develop and commercialize product candidates, we will not become profitable and the value of our common stock may decline.

Research and development of biopharmaceutical products is inherently risky. We may encounter substantial delays in our activities, including our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities in the development of zagociguat and CY3018 to treat patients with serious diseases.

Our business depends heavily on the successful development, clinical testing, regulatory approvals and commercialization of our product candidates. Any of our current or potential product candidates, will require regulatory approvals based on substantial additional development and testing prior to commercialization.

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical and clinical studies that our product candidates are both safe and effective for use in each target indication. Each product candidate must demonstrate an adequate benefit-risk profile for its intended use in its intended patient population. In some instances, significant variability in safety or efficacy appear in different clinical studies of the same product candidate due to numerous factors, including changes in study protocols, differences in the number and characteristics of the enrolled study participants, variations in the dosing regimen and other clinical study parameters or the dropout rate among study participants. Product candidates in later stages of clinical studies often fail to demonstrate adequate safety and efficacy despite promising nonclinical testing and early clinical studies. Companies in the biopharmaceutical industry often suffer significant setbacks in later-stage clinical studies; most product candidates that begin clinical studies are never approved for commercialization by regulatory authorities. Favorable results in earlier stage trials may not be replicated in later stage trials. If we fail to produce positive results in our clinical trials, the development timeline, regulatory approval and commercialization prospects of our assets and, correspondingly, our business and financial prospects, would be materially adversely affected.

The COVID-19 pandemic continues to disrupt our business, including our development activities.

Many nations, including the United States, continue to implement mitigation measures, that have limited and may continue to limit our ability to access patients and physicians at certain local clinical centers that are participating in our development activities.

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

In the event of difficulties in enrolling participants in any clinical studies conducted on our product candidates, those clinical trials could be delayed or prevented from proceeding.

Identifying and qualifying participants to participate in any clinical studies of our product candidates would be critical to the success of those clinical trials. The timing of any clinical studies will depend in part on the speed at which participants can be recruited to participate in testing our product candidates. Estimates of the prevalence of target indications may vary considerably. Determining the incidence of these conditions, including in specific geographies or demographic groups, would be challenging. The lower the actual prevalence of these conditions, the more challenges would be encountered enrolling participants in those clinical studies, which could delay development of those product candidates. Clinical trial enrollment may also encounter difficulties for a variety of other reasons. The number of participants eligible for a clinical trial may be substantially limited by stringent eligibility criteria in a study protocol, such as the inclusion of biomarker-driven identification or other highly specific criteria related to stage of disease progression or to specific patient reported outcome measures. The number of participants required to power the statistical analysis of the study's endpoints may be very large leading to an extended enrollment period. Issues such as the proximity of participants to a study site, the complexity of the study design, the ability to recruit investigators with appropriate skill and experience, competing clinical studies for similar therapies or targeting similar participants, perceptions of the benefit-risk profile of the product candidate relative to other available therapies or product candidates, and ability to obtain and maintain institutional review board, or IRB, or ethics committee, or EC, approvals and participant consents all could have a substantial impact on the timing of clinical trial enrollment. If sufficient participants cannot be enrolled in clinical studies in a timely way, obtaining study results would be delayed, which may harm our business, prospects, financial condition and results of operations.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we or our licensees, as applicable, are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

A product candidate cannot be commercialized until the appropriate regulatory authorities have reviewed and approved the product candidate. The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical studies and depends upon numerous factors, including the type and complexity of the product candidates involved. Regulatory authorities have substantial discretion in the approval process and may refuse to accept an application for review or may decide that data are insufficient for approval and require additional nonclinical, clinical, or other information (e.g., product quality data or manufacturing controls). No regulatory approval for any of our product candidates has been requested or obtained, and it is possible that none of our existing product candidates or any product candidates we or our licensees may seek to develop in the future will ever obtain regulatory approval.

Any ongoing clinical studies may not be completed on schedule, and any planned clinical studies may not begin on schedule, if at all. The completion or commencement of clinical studies can be delayed or prevented for a number of reasons, including, among others:

•
the FDA or other regulatory bodies may not authorize us or our investigators to commence planned clinical studies, or require that ongoing clinical studies be suspended through imposition of clinical holds;
•
negative results from ongoing studies or other industry studies involving product candidates modulating the same or similar mechanism of action;
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
•
we or our licensees may decide, or regulatory authorities may require the conduct of additional clinical studies or abandonment of product development programs;
•
delays in validating, or inability to validate, any endpoints utilized in a clinical study;
•
the FDA or other regulatory bodies may disagree with a clinical study's design and the interpretation of data from clinical studies, or may change the requirements for approval even after it has reviewed and commented on the design for clinical studies;
•
reports from nonclinical or clinical testing of other competing candidates that raise safety or efficacy concerns; and
•
difficulties retaining participants who have enrolled in a clinical study but may be prone to withdraw due to rigors of the clinical studies, lack of efficacy, side effects, personal issues, or loss of interest.

Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical study may be suspended or terminated by us, our licensees, the FDA or other comparable authorities, the IRBs or ECs overseeing a clinical study, a data and safety monitoring board overseeing the clinical study, or other regulatory authorities due to a number of factors, including, among others:

•
failure to conduct the clinical study in accordance with regulatory requirements or clinical protocols;
•
inspection of the clinical study operations or study sites by the FDA or other regulatory authorities that reveals deficiencies or violations that require undertaking corrective action, including in response to the imposition of a clinical hold;
•
unforeseen safety issues, including any that could be identified in ongoing studies, adverse side effects or lack of effectiveness;
•
changes in government regulations or administrative actions;
•
problems with clinical supply materials; and
•
lack of adequate funding to continue clinical studies.

Our product candidates may cause side effects or adverse events that are presented in the product labeling approved by regulatory authorities. Some may result in label restrictions.

As with ADEMPAS® (riociguat), and VERQUVO® (vericiguat), the only FDA-approved sGC stimulators to date, our product candidates may cause serious birth defects or miscarriage if taken while pregnant, and clinical studies for these product candidates require stringent contraceptive safeguards to prevent pregnancy. Additionally, undesirable side effects that may be observed with our product candidates could cause us, our licensees, or regulatory authorities to interrupt, delay or halt clinical studies and could result in restrictive label language or delay or denial of regulatory approval.

Changes in regulatory requirements, FDA guidance or unanticipated events during our nonclinical studies and clinical studies of our product candidates may occur, which may result in changes to nonclinical or clinical study protocols or additional nonclinical or clinical study requirements, which could result in increased costs and could delay development timelines.

Changes in regulatory requirements, FDA guidance or unanticipated events during nonclinical studies and clinical studies may force amendment to nonclinical studies and clinical study protocols or the FDA may impose additional nonclinical studies and clinical study requirements. Amendments or changes to clinical study protocols would require resubmission to the FDA and IRBs for review and approval, which may increase the cost or delay the timing or successful completion of clinical studies. Similarly, amendments to nonclinical studies may increase the cost or delay the timing or successful completion of those nonclinical studies. In the event of delays in completing, or the termination of, any of nonclinical or clinical studies, or if it is required that additional nonclinical or clinical studies be conducted, the commercial prospects for product candidates may be harmed and our ability to generate product revenue will be delayed.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that there will be success in obtaining regulatory approval of our product candidates in other jurisdictions.

In order to market any product outside of the United States, compliance with the numerous and varying safety, efficacy and other regulatory requirements of other countries is required. Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that obtaining or maintaining regulatory approval in any other jurisdiction will be possible, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA or other comparable foreign regulatory authority grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional nonclinical or clinical studies, as studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States, as well as other risks. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price intended to be charged for a product candidate is also subject to approval.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs and could delay or prevent the introduction of our product candidates in certain countries. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair the ability to market product candidates in such countries. Any such impairment would reduce the size of the potential market, which could have a material adverse impact on our business, prospects, financial condition and results of operations.

Data/market exclusivity may be more limited than we expect based upon the competitive landscape and other factors outside of our control that may occur during development or after approval

There are many types of data/market exclusivity mechanisms that we or our licensees may seek to secure for our product candidates. Many of these have risk of loss of exclusivity if the competitive landscape changes or regulations are revised. If we seek and are awarded orphan drug designation in the US and/or the EU based upon criteria in effect at the time, this designation may be rescinded if a similar drug or another therapy that confers a significant benefit over ours is subsequently approved. If our product candidates were to fail to obtain orphan drug status, or lose such status after it is obtained, or the marketing exclusivity that such status provides, our business, prospects, financial condition and results of operations could be materially harmed. There are other types of data/market exclusivity rights granted after approval that may not confer exclusivity anticipated if the competitive landscape changes and our business, prospects, financial condition and results of operations could be materially harmed.

Risks Related to Our Reliance on Third Parties

We may not succeed in our pursuit of capital, capabilities, and transactions for the development and commercialization of zagociguat and our other clinical stage assets, which would affect our financial condition.

We are seeking capital, capabilities, and transactions to advance the development of zagociguat and our other clinical stage assets. There can be no assurance that this process will result in any effective negotiations toward, reaching terms of, executing agreements relating to, or completing any transaction or that any such transaction will be successful. Failure to complete any of the foregoing efforts would materially adversely affect our business, prospects, financial condition and results of operations.

Akebia may not be successful in developing any therapies through the praliciguat out-license and we may not realize any future revenue from the out-license.

On June 3, 2021, we entered into a license agreement with Akebia relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing the pharmaceutical compound praliciguat and other related products and forms thereof enumerated in such agreement. Under the agreement, Akebia is responsible for all research, development, regulatory, and commercialization activities for certain products. Cyclerion is eligible to receive up to $12 million upon the initiation of a phase 2 clinical trial. Further milestone cash payments by Akebia are scheduled in the Agreement based on the initiation of phase 3 clinical trials in the U.S. for such products for first and second indication, for FDA approvals, for approvals in certain other major markets, and for certain sales milestones. In addition to these cash milestone payments, Akebia will pay Cyclerion tiered royalty payments on net sales in certain major markets at percentages ranging from the mid-single digits to the high-teens, subject to certain reductions and offsets. The agreement may be terminated by either party in the event a material breach by the other party, by us in the event of certain patent disputes or the failure by Akebia to initiate phase 2 clinical trials within a set period of time, and by Akebia, subject to a notice period, at any time after one year from the effective date. There can be no assurances that the agreement will result in any therapies or that it will not be terminated prior to the realization by us of any remaining eligible revenues.

Any collaboration or license arrangements that we enter into in the future may not be successful, which could impede our ability to develop and commercialize our product candidates.

We may seek additional collaboration or license arrangements for the commercialization, and/or potentially for the development, of certain of our product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration or license arrangements. We face significant challenges in seeking appropriate partners. Moreover, collaboration and license arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement such arrangements. The terms of any collaborations, licenses or other arrangements that we may establish may not be favorable to us.

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

We rely, and expect that we will continue to rely, on third parties to conduct any nonclinical or clinical studies for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, necessary regulatory approvals for or commercialization of our product candidates may not be obtainable and our business could be substantially harmed.

We do not have the infrastructure or internal resources and capabilities to independently conduct nonclinical or clinical studies. We rely on contract laboratories, medical institutions, clinical investigators, licensees and other third parties, such as CROs, to conduct nonclinical studies on our discovery compounds and product candidates and clinical studies on product candidates. We rely heavily on such parties for execution of nonclinical and clinical studies and can control only certain aspects of their activities. As a result, we have limited direct control over the conduct, timing and completion of our nonclinical and clinical studies and the management of data developed through these studies. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, fail to comply with contractual obligations, experience regulatory compliance issues, undergo changes in priorities, become financially distressed or form relationships with other entities, some of which may be our competitors.

These factors may materially impede the willingness or ability of third parties to complete quality nonclinical and clinical studies and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we may be responsible for ensuring that each of our nonclinical and clinical studies is conducted in accordance with any applicable protocol, legal, regulatory and scientific requirements and standards, and our reliance on CROs and other third parties does not necessarily relieve us of our regulatory responsibilities. We, our CROs and other third parties are required to comply with regulations and guidelines, such as good laboratory practices (GLPs), good clinical practices (GCPs), and current Good Manufacturing Practices. These regulations are enforced by the FDA and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces compliance to regulations through periodic inspections of clinical study sponsors, principal investigators, and third parties. If the FDA determines there was a failure to comply with the regulations the clinical data generated in any clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require the performance of additional clinical studies before approving any marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our nonclinical studies, clinical studies or product manufacturing complies with these regulations. Our failure or the failure of our CROs or other third parties to comply with these regulations may require the repeat of those clinical studies, which would delay the regulatory approval process and could also result in enforcement action up to and including civil and criminal penalties.

Although we or our licensees may design or approve the designs of our product candidate clinical studies, CROs and other third parties conduct those clinical studies. As a result, many important aspects of the execution of the development programs for our product candidates may be outside of our direct control. In addition, the CROs, or other third parties, may not perform all of their obligations under arrangements with us or our licensees or in compliance with regulatory requirements, but we may remain responsible and are subject to enforcement action that may include civil penalties and criminal prosecution for any violations of FDA laws and regulations during the conduct of clinical studies. If the CROs, or our licensees, do not perform clinical studies in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of our product candidates may be delayed or our development program materially and irreversibly harmed. We may not be able to control the amount and timing of resources these CROs or our licensees devote to our clinical products.

If any relationships with these third-party CROs terminate, arrangements with alternative CROs, may not be achievable. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to required clinical protocols, regulatory requirements or for other reasons, any clinical studies such CROs are associated with may be extended, delayed or terminated, and required regulatory approval for or successfully commercialization of our product candidates may not be obtainable. As a result, we believe that our financial results and the commercial prospects for our product candidates in the approved indication would be harmed, our costs could increase and our ability to generate revenue could be delayed, or lost.

Except as out-licensed, we must rely completely on third-party suppliers to manufacture any nonclinical and clinical drug supplies for our product candidates, and we intend to rely on third parties to produce commercial supplies of any product candidates that are approved.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to internally manufacture the drug supply of our product candidates, or any future product candidates, for use in the conduct of our nonclinical and clinical studies. We lack the internal resources and the capability to manufacture any product candidates on any scale. We depend on third-party contract manufacturing organizations, or CMOs, for all our requirements of raw materials, drug substance and drug product for our future and/or ongoing nonclinical studies and clinical trials. We do not have long-term supply agreements in place with our CMOs and each batch of our product candidates is individually contracted under a services agreement on a purchase order basis. We expect to continue to rely on CMOs for the supply of later-stage development and commercialization, as well as for the supply of any other discovery compounds or product candidates that we may identify, and we may not be able to enter into long-term supply agreements with such CMOs on favorable terms. As a further result, we are subject to price fluctuations for our clinical drug supplies. If the prices charged by these CMOs increase, our business, prospects, financial condition and results of operations could be materially harmed. We apply industry risk management practices to minimize the impact to nonclinical and clinical timelines associated with delays to our clinical supplies. However, these delays could still lead to clinical trials delays that could adversely impact our business.

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

Risks Related to Our Intellectual Property Rights

If we or our licensees are unable to adequately protect proprietary technologies, or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly, which would have a material adverse impact on our business, prospects, financial condition and results of operations.

Our success will depend significantly on our and our licensees ability to obtain and maintain patent and other proprietary protection in the United States and other countries for commercially important technology, inventions and know-how related to our business, defend and enforce patents, should they issue, preserve the confidentiality of trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our product candidates and compositions, their methods of use and any other inventions that are important to the development of our business.

We have twenty-six issued U.S. patents, twenty-eight pending U.S. patents applications (of which six are in the provisional stage), four pending Patent Cooperation Treaty, or PCT, applications, and numerous foreign patents and pending patent applications. The PCT applications are filed under an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the 153 contracting states, followed by the process of entering national phase, which requires a separate application in each of the member states in which national patent protection is sought.

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

Even if patent applications are issued, competitors and other third parties may infringe, misappropriate or otherwise violate patents and other intellectual property rights. We may not be able to prevent infringement, misappropriation or other violations of intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. To counter infringement or unauthorized use, filing infringement claims may be required, which can be expensive and time-consuming and divert the attention of management and key personnel from business operations.

Moreover, patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented in the United States and abroad. U.S. patents and patent applications may also be subject to interference, derivation, ex-parte reexamination, post-grant review, or inter-partes review proceedings, supplemental examination and challenges in district court. Interference proceedings provoked by third parties or brought by us or our licensees may be necessary to determine the priority of inventions with respect to patents or patent applications. An unfavorable outcome could require ceasing the use of the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer a license on commercially reasonable terms. Involvement in litigation or interference proceedings may fail and, even if successful, may result in substantial costs, and distract management and other employees. Furthermore, an adverse decision in an interference or derivation proceeding can result in a third party receiving the sought-out patent right, which in turn could affect the ability to develop, market or otherwise commercialize our product candidates.

Patents may also be subjected to opposition, post-grant review or comparable proceedings lodged in various foreign, both national and regional, patent offices or courts. Such proceedings could result in revocation or amendment of patents in such a way that they no longer cover our product candidates or competitive products. In addition, such proceedings may be costly. Thus, any patents, should they issue, may not provide any protection against competitors.

Furthermore, though a patent, if it were to issue, is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide adequate protection to exclude competitors from making similar products. Even if a patent issues and is held to be valid and enforceable, competitors may be able to design around or circumvent our patents, such as by using pre-existing or newly developed technology or products in a non-infringing manner. If these developments were to occur, they could have a material adverse effect on our business, prospects, financial condition and results of operations.

Any litigation to enforce or defend patent rights, even if successful, would be costly and time-consuming and would divert the attention of management and key personnel from business operations. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

In addition, proceedings to enforce or defend any patents, if and when issued, put those patents at risk of being invalidated, held unenforceable or not infringed, or interpreted narrowly. Such proceedings could also provoke third parties to assert counterclaims, including that some or all of the claims in one or more patents are invalid, not infringed or unenforceable. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions of a patent include allegations that someone connected with prosecution of the patent application that matured into the patent withheld relevant information from the U.S. Patent and Trademark Office, or the USPTO, or made a misleading statement, during prosecution of the patent application. In an infringement proceeding, a court may disagree with allegations and refuse to stop the other party from using the technology at issue on the grounds that patents do not cover the technology in question or may decide that a patent is invalid or unenforceable. An adverse result in any litigation, defense or post-grant proceedings could result in one or more patents being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it would have a material adverse effect on the price of our common stock.

The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, there cannot be certainty that there is no invalidating prior art, of which we, our licensees and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, at least part, and perhaps all, of the patent protection on our product candidates could be lost.

If any patents, if and when issued, covering our product candidates are invalidated or found not infringed or unenforceable, our business, prospects, financial condition and results of operations could be materially harmed.

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

If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our product candidates. In addition, if any such claim were successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing our product candidates. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorney's fees if we are found to be willfully infringing another party's patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license.

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

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies and patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions over the lifetime of owned patents and applications. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors or other third parties might be able to enter the market earlier than would otherwise have been the case and this circumstance could have a material adverse effect on our business, prospects, financial condition and results of operations.

We and our licensees may not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications and we may not timely file foreign patent applications. Thus, for each of the patent families that are believed to provide coverage for our product candidates, we, and our licensees, will need to decide whether and where to pursue protection outside the United States. Filing and prosecuting patent applications and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and so it is unlikely to pursue and maintain patents in all countries worldwide. As such, competitors may use technologies in jurisdictions where patent protection is not pursued and obtained to develop their own products.

The laws of some foreign countries may not protect intellectual property rights to the same extent as the laws of the United States. Consequently, it may not be possible to prevent third parties from practicing our inventions in all countries outside the United States even if there is a patent in that jurisdiction. Further, a competitor may export otherwise infringing products to territories where patent protection exists, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even pursuing and obtaining issued patents in particular jurisdictions, patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology or pharmaceuticals. This could make it difficult to stop the infringement of patents, if obtained, or the misappropriation of or marketing of competing products in violation of other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, patent protection might not be sought in certain countries, and there will not be a benefit of patent protection in such countries.

Proceedings to enforce patent rights in foreign jurisdictions could result in substantial costs and divert efforts and attention from other aspects of our business, could put patents at risk of being invalidated or interpreted narrowly, could put patent applications at risk of not issuing, and could provoke third parties to assert claims. We, or our licensees, may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that developed or licensed.

If we, or our licensees, do not obtain additional protection under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, and similar foreign legislation by extending the patent terms and obtaining data exclusivity for our product candidates, our business, prospects, financial condition and results of operations may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of the U.S. patents owned may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent term extension as compensation for patent term lost during the FDA regulatory review process. A maximum of five years can be restored to the eligible patent. In all cases, the total patent life for the product with the patent extension cannot exceed 14 years from the product's approval date, or in other words, 14 years of potential marketing time. However, an extension might not be granted because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If unable to obtain a patent term extension or the term of any such extension is less than we request, the duration of patent protection obtained for our product candidates may not provide any meaningful commercial or competitive advantage, competitors may obtain approval of competing products earlier than they would otherwise be able to do so, and our ability to generate revenues could be harmed.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

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

The incidence and prevalence for all the conditions we aim to address with our programs vary considerably. Projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these diseases. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of our product candidates, if approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates or new patients may become increasingly difficult to identify or gain access to, all of which would harm our results of operations and our business. Further, even if significant market share for our product candidates is obtained, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

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

If we enter into arrangements with third parties to perform sales, marketing, commercial support and distribution services, any product candidate revenue or the profitability of that revenue may be lower than if we were to market and sell any products we may develop ourselves. In addition, we may fail to enter into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, or if we are unable to do so on commercially reasonable terms, we will not be successful in commercializing our product candidates if approved and our business, prospects, financial condition and results of operations will be materially harmed.

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
•
any restrictions on the use of our product candidates together with other medications or restrictions on the use of our products in certain types of patients;
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

•
the effectiveness of our sales and marketing strategies; or
•
publicity concerning our product candidates or competing products and treatments.

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

Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably. Price controls may be imposed in certain markets, which may harm our future profitability.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require the provision of supporting scientific, clinical and cost-effectiveness data for the use of our product candidates to the payor. We or our partners may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our product candidates. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our product candidates. In addition, in the United States, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs.

In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or our partners may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

If we fail to comply with healthcare and other regulations, we could face substantial penalties and our business, prospects, financial condition and results of operations could be harmed.

Any product candidates that we may evaluate in clinical studies are subject to certain federal and state healthcare laws and regulations that may affect our business. These laws and regulations include:

•
federal healthcare program anti-kickback laws, which prohibit, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, as an inducement or reward for their past, current or potential future prescribing, purchase, use, recommending for use, referral, formulary placement, or dispensing of our product candidates;
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

We face significant competition in an environment of rapid technological and scientific change, and our competitors may achieve regulatory approval before us or develop therapies that are safer, more advanced or more effective than ours, which may harm our ability, or a licensee's ability, to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition.

Our future success depends on our ability, or a licensee's ability, to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of our product candidates. In many cases, our product candidates that may be commercialized will compete with existing, market-leading products. The development and commercialization of new drug products is highly competitive. We may face competition with respect to any product candidates that are developed or commercialized in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing, and commercialization.

Bayer AG and Merck & Co., Inc. (“Bayer/Merck”), have an active collaboration on sGC stimulators including ADEMPAS® (riociguat), which has been approved for the treatment of Pulmonary Arterial Hypertension, (PAH) and Chronic Thromboembolic Pulmonary Hypertension (CTEPH) and Verquvo® (vericiguat), which is approved for the treatment of heart failure with reduced ejection fraction. Such sGC products may compete directly with our own product candidates in our non-CNS target indications. Because Bayer/Merck already have experience conducting successful clinical trials and obtaining regulatory approvals for an sGC product, they may be able to conduct clinical trials and obtain regulatory approvals for additional product candidates and target indications more quickly or efficiently than we or our licensees can.

We believe Biogen, Sage, Otsuka, Neumora, Tonix, Neurocrine, Pfizer, atai Life Sciences, Alto Neuroscience, Cerevel, Karuna, PTC Therapeutics, Khondrion B.V, Abliva AB, Reneo, Travere Therapeutics, Dimerix Limited, Vertex Pharmaceuticals, Chinook Therapeutics, Boehringer Ingelheim, Acelyrin, River 3 Renal Corp, Astellas, Pfizer, Eli Lilly, Novartis, AstraZeneca, Bayer and Merck are our most direct competitors with respect to zagociguat, CY3018, praliciguat, and olinciguat.

If our product candidates do not obtain regulatory approvals in target indications prior to these or any other competing product candidates, or if our product candidates do not demonstrate superior efficacy, safety or tolerability compared to these and any other approved therapeutics for our target indications, then those product candidates may not be able to compete effectively.

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

In addition, we or our licensees could face litigation or other proceedings with respect to the scope, ownership, validity and/or enforceability of our patents relating to our competitors' products and our competitors may allege that our product candidates infringe, misappropriate or otherwise violate their intellectual property. The availability of our competitors' products could limit the demand, and the price that could be charged, for any of our product candidates that may be developed and commercialized. See “—Risks Related to Our Intellectual Property Rights.”

The impact of healthcare reform and other governmental and private payor initiatives may harm our business.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, the method of delivery or payment for health care products and services could harm our business, operations and financial condition. There is significant interest in promoting health care reform, as evidenced by the enactment in the United States of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act in 2010. It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing health care legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect: the demand for any drug products for which we may obtain regulatory approval; our ability to set a price that we believe is fair for our product candidates; our ability to obtain coverage and reimbursement approval for a product; our ability to generate revenues and achieve or maintain profitability; and the level of taxes that we are required to pay.

Our future growth may depend, in part, on our, or a licensee's, ability to commercialize our product candidates outside the United States, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability may depend, in part, on our or a licensee's ability to commercialize our product candidates outside the United States for which we may rely on partnerships with third parties. If we commercialize our product candidates outside the United States, we would be subject to additional risks and uncertainties, including:

•
the customers' ability to obtain reimbursement for our product candidates outside the United States;
•
the ability to gain reimbursement in foreign markets at a price that is profitable;
•
the inability to directly control commercial activities because we are relying on third parties;
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

In some countries, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain coverage and reimbursement or pricing approval in some countries, we or our licensees may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, or to meet other criteria for pricing approval. If reimbursement of a product candidate, if approved, is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, prospects, financial condition and results of operations could be harmed.

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

We may not be successful in securing or maintaining proprietary patent protection for products and technologies we or our licensees may develop or license. Moreover, if any of our patents that are listed in the Orange Book are successfully challenged by way of a Paragraph IV certification and subsequent litigation, the affected product could immediately face generic competition and its sales would likely decline rapidly and materially.

Risks Related to Our Business Operations

Our prospects for success depend on our ability to retain our management team and to attract, retain and motivate qualified personnel.

We are highly dependent on our management, scientific and development personnel. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. We recently have implemented reduction in force and operate with a relatively small team. The loss of the services of any members of the team and an inability to find suitable replacements could result in operational limitations and harm our business. Pursuant to their employment arrangements, or otherwise, each of our executive officers, and other employees may voluntarily terminate their employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical and other businesses. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we may be able to offer. The failure to succeed in nonclinical or clinical studies may make it more challenging to recruit and retain qualified personnel. In addition, in order to induce employees to continue their employment with us, we have provided equity awards that vest over time and the value to our employees of such equity awards may be significantly affected by movements in our stock price that are beyond our control and may be at any time insufficient to counteract more lucrative offers from other companies. If we are unable to attract and retain high quality personnel, the rate and success at which we can develop and commercialize product candidates will be limited.

We may not have a sufficient employee base as needed from time to time, which could disrupt our operations.

As of December 31, 2022, we had 16 full-time employees and we will continue to align our workforce with our business priorities throughout 2022. Whether our operations remain as they are or grow, we may not have a sufficient, or may need to expand our full-time employee base and hire more employees, consultants and contractors. Our management may then need to allocate or divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing ongoing operations or this growth. We may not be able to effectively manage our ongoing operations or the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenues could be adversely affected and we may not be able to implement our business strategy.

We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.

The use of our product candidates in clinical studies and any sale thereof, if approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our product candidates. For example, we may be sued if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things: withdrawal of subjects from our clinical studies; substantial monetary awards to patients or other claimants; decreased demand for our product candidates or any future product candidates following marketing approval, if obtained; damage to our reputation and exposure to adverse publicity; increased FDA warnings on product labels; litigation costs; distraction of management's attention from our primary business; loss of potential revenue; and the inability to successfully commercialize our product candidates or any future product candidates, if approved.

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

During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our product candidates, if approved, or require us to suspend or abandon our commercialization efforts of any approved product candidates. Even in a circumstance in which we do not believe that an adverse event is related to our product candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, prospects, financial condition and results of operations.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, or The Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the Nasdaq Capital Market. We are an “emerging growth company” and a “smaller reporting company.” For so long as we remain either an emerging growth company or a smaller reporting company, we will be exempt from Section 404(b) of the Sarbanes-Oxley Act, which requires auditor attestation to the effectiveness of internal control over financial reporting. We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total gross annual revenues of $1.07 billion or more; (ii) December 31, 2024, the last day of our fiscal year following the fifth anniversary of the date of the Separation; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on the exemptions available to us as an emerging growth company and/or smaller reporting company. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are, however, subject to Section 404(a) of the Sarbanes-Oxley Act. Beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2022, we must include a management assessment of the effectiveness of our internal control over financial reporting. As of the expiration of our emerging growth company status and smaller reporting company status, we will be broadly subject to enhanced reporting and other requirements under the Exchange Act and Sarbanes-Oxley Act. We have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There can be no assurances that in future periods we will be able to timely conclude that our internal control over financial reporting is effective as required by Section 404(a).

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

Our internal computer systems, or those of our third-party CROs, licensees, CMOs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product candidates' development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs, licensees, CMOs, business development partners and other contractors and consultants may be vulnerable to damage from computer viruses, unauthorized access, ransomware, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical study data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed. Insurance may not be adequate to fully cover costs to restore data and resume normal working operations, which could harm our business, prospects, financial condition and results of operation.

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

Risks Related to Ownership of Our Common Stock

We could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and ability to raise capital.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a period of 180 calendar days, or until November 28, 2022, to regain compliance with the Bid Price Requirement. The Company did not regain compliance with the Bid Price Requirement by the initial compliance date. On November 29, 2022, however, Nasdaq notified the Company of its eligibility for an additional 180 calendar day period, or until May 29, 2023 (the "Extended Compliance Date"), to regain compliance with the Bid Price Requirement. Nasdaq’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the Bid Price Requirement, and the Company's written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. Effective November 25, 2022, the Company transferred its listing of the Company's common stock from the Nasdaq Global Market to the Nasdaq Capital Market, a continuous trading market that operates in substantially the same manner as the Nasdaq Global Market. The Company’s common stock continues to trade under the symbol “CYCN”.

If at any time before May 29, 2023, the bid price of the Company's common stock closes at a $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification to the Company that it has regained compliance with the Bid Price Requirement. If the Company does not regain compliance with the Bid Price Requirement by the end of the second compliance period, the Company's stock will be subject to delisting.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Requirement, would receive sufficient shareholder support for a reverse stock split, or will otherwise be in compliance with other Nasdaq Listing Rules.

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
•
the commercial performance of our product candidates, if approved, as well as the costs associated with such activities;
•
results of clinical studies of our competitors' products;
•
failure to adequately protect our trade secrets;
•
our inability to raise additional capital and the terms on which we raise it;
•
commencement or termination of any strategic partnership or licensing arrangement;
•
regulatory developments with respect to our product candidates or our competitors' products, including any developments, litigation or public concern about the safety of such products;
•
announcements concerning product development results, including clinical trial results, the introduction of new products or intellectual property rights of us or others;
•
actual or anticipated fluctuations in our financial condition and our quarterly and annual operating results;
•
deviations in our operating results from any guidance we may provide or the estimates of securities analysts;
•
sufficiency, additions and departures of key personnel;
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
•
Nasdaq's rules, which impose certain continued listing requirements, including a minimum $1 bid price, such that a failure to meet these requirements would lead Nasdaq to take further steps to delist our common stock; and
•
changes in general market and economic conditions.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on the Nasdaq Capital Market under the symbol “CYCN.”

Holders of Record

As of February 9, 2023, we had 86 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

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

Overview

We are a clinical-stage biopharmaceutical company on a mission to develop treatments for serious diseases. Zagociguat is a pioneering CNS-penetrant sGC stimulator that has shown rapid improvements across a range of endpoints reflecting multiple domains of disease activity, including mitochondrial disease-associated biomarkers. sGC stimulators are small molecules that act synergistically with NO as positive allosteric modulators of sGC to boost production of cGMP. cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions such as mitochondrial function, neuronal function, inflammation and vascular dynamics.

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

Zagociguat is an orally administered CNS-penetrant sGC stimulator. NO-sGC-cGMP is a fundamental signaling network, including in the brain where it is critical to basic CNS functions. Deficient NO-sGC-cGMP signaling is believed to play an important role in the pathogenesis of many neurological disorders. As an sGC stimulator, zagociguat amplifies endogenous NO signaling by acting as a positive allosteric modulator to sensitize the sGC enzyme to NO, and increase the production of cGMP. By compensating for deficient NO-sGC-cGMP signaling, zagociguat may have broad therapeutic potential as a treatment for people with serious diseases.

In January 2020, we announced positive results from our Phase 1 first-in-human study that provided the first clinical data supporting the development of zagociguat. The results from this study indicate that zagociguat was well tolerated. Pharmacokinetic data, obtained from both blood and cerebral spinal fluid, support once-daily dosing with or without food and demonstrated zagociguat penetration of the blood-brain-barrier with concentrations in the CSF expected to be pharmacologically active.

In October 2020, we announced positive topline results from our zagociguat Phase 1 translational pharmacology study in healthy elderly participants. Treatment with zagociguat for 15 days in this 24-subject study confirmed and extended results seen in the earlier first-in-human Phase 1 study: once-daily oral treatment demonstrated blood-brain-barrier penetration with expected CNS exposure and target engagement. Results also showed significant improvements in neurophysiological and objective performance measures as well as decreases in inflammatory biomarkers associated with aging and neurodegenerative diseases. Zagociguat was safe and generally well tolerated in the study. These results, together with nonclinical data, support continued development of zagociguat as a potential new medicine for serious CNS diseases.

In June 2022, we announced positive topline clinical data for zagociguat in our signal-seeking clinical study for the potential treatment of MELAS. In this open-label, single-arm study of the oral, once-daily sGC stimulator in eight adults aged 18 or older with MELAS, improvements were seen across a range of endpoints reflecting multiple domains of disease activity, including mitochondrial disease-associated biomarkers such as lactate and GDF-15, a broad panel of inflammatory biomarkers, cerebral blood flow, and functional connectivity between neural networks. These positive effects after 29 days of dosing were supported by correlations among several endpoints with each other and with zagociguat plasma concentrations. Zagociguat was well tolerated with no serious or severe adverse events and no events leading to discontinuation. Pharmacokinetics were consistent with the Phase 1 studies in healthy volunteers. The positive data from this study supports the potential of zagociguat to provide therapeutic benefit to people living with mitochondrial diseases, including MELAS.

In July 2022, we announced positive topline data from our signal-seeking clinical study of zagociguat for the potential treatment of CIAS. Data from the 14-day, double blind, randomized, placebo-controlled, multiple-ascending-dose study in 48 adults aged 18-50 with stable schizophrenia on a stable, single, atypical antipsychotic regimen demonstrated that once-daily zagociguat was safe and well tolerated, with no reports of serious adverse events, severe adverse events, or treatment discontinuation due to adverse events. We further announced that study data demonstrated a strong effect on cognitive performance after two weeks of 15mg once-daily dosing and that positive movement on inflammatory biomarkers was also observed. These signals on exploratory endpoints are consistent with the pro-cognitive and anti-inflammatory effects of zagociguat observed in preclinical studies and prior clinical trials and support the further development of oral, once-daily zagociguat.

In October 2022, the WHO International Nonproprietary Names committee and the United States Adopted Name Council selected zagociguat as a nonproprietary name for CY6463.

In October 2022, we announced that we had recently capped enrollment in our signal-seeking clinical study of zagociguat for the potential treatment of ADv, to enable the Company to channel its resources to its most urgent priorities in MELAS. Data from the ADv study are expected in the first half of 2023. The ADv study is supported in part by a $2 million grant from the Alzheimer's Association’s Part the Cloud-Gates Partnership Grant Program (the "PTC Grant").

In March 2023, we announced that given the significant capital and capabilities necessary to ensure that the MELAS Phase 2b study is executed efficiently and with the highest quality, and the currently unfavorable capital market conditions, we are actively evaluating the best combination of capital, capabilities, and transactions available to us to advance the development of zagociguat and our other clinical development candidates and to maximize shareholder value.

CY3018 is a CNS-targeted sGC stimulator in preclinical development that preferentially localizes to the brain and has a pharmacology profile that suggests its potential for the treatment of neuropsychiatric diseases and disorders.

Praliciguat is an orally administered, once-daily systemic sGC stimulator. On June 3, 2021, we entered into a license agreement with Akebia relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing praliciguat and other related products and forms, thereof enumerated in such agreement. Cyclerion is eligible to receive up to $225 million in pre-commercial milestones and total potential future development, regulatory, and commercialization milestone payments could result in up to $585 million. Cyclerion is also eligible to receive tiered, sales-based royalties ranging from single-digit to high-teen percentages.

Olinciguat is an orally administered, once-daily, vascular sGC stimulator that was evaluated in a Phase 2 study of participants with sickle cell disease. We released topline results from this study in October 2020. We continue to work to out-license olinciguat to an entity with strong cardiovascular and/or cardiopulmonary capabilities.

The following table summarizes our research and development expenses, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the years ended December 31, 2022 and 2021. The product pipeline expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, which are presented by development candidates.

	Year Ended December 31,
	2022	2021
	(in thousands)
Product pipeline external costs:
Zagociguat	$13,629	$12,396
CY3018	4,009	3,310
Discovery research	663	551
Total product pipeline external costs	18,301	16,257
Personnel and related internal costs	10,237	11,374
Facilities and other	2,955	10,005
Total research and development expenses	$31,493	$37,636

Securing regulatory approvals for new drugs is a lengthy and costly process. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product candidate development efforts and our business overall.

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

The successful development of our product candidates is highly uncertain and subject to a number of risks including, but not limited to:

•
The continuing impact of COVID-19, which could continue to adversely affect our programs and operations, including our development activities, corporate development, and other activities.
•
Cyclerion works closely with its clinical trial sites and investigators to deliver trials in a manner consistent with the safety of study participants and healthcare professionals.
•
The duration of clinical trials may vary substantially according to the type and complexity of the product candidate and may take longer than expected.
•
There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, or if at all. Failure to obtain necessary capital may force us to delay, limit or terminate our development efforts or other operations.
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

As a result of the factors listed above, including the factors discussed under the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K, we are unable to determine the duration and costs to complete current or future nonclinical and clinical stages of our product candidates, including as licensed to third parties, or when, or to what extent, we may generate revenues from the commercialization and sale of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the data from the studies of each product candidate, the competitive landscape and ongoing assessments of such product candidate’s commercial potential.

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

Revenues and Expenses

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenues:
Revenue from license agreement	$—	$3,000	$(3,000)	(100)%
Revenue from development agreement	297	320	(23)	(7)%
Revenue from grants	1,328	622	706	114%
Total revenues	1,625	3,942	(2,317)	(59)%
Cost and expenses:
Research and development	31,493	37,636	(6,143)	(16)%
General and administrative	14,504	20,620	(6,116)	(30)%
Loss on lease termination	—	881	(881)	(100)%
Total cost and expenses	45,997	59,137	(13,140)	(22)%
Loss from operations	(44,372)	(55,195)	10,823	(20)%
Gain on Extinguishment of Debt	—	3,564	(3,564)	(100)%
Interest and other income (expenses), net	294	(16)	310	(1938)%
Net loss	$(44,078)	$(51,647)	$7,569	(15)%

Revenues. The decrease in revenue of approximately $2.3 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, can be attributed to receiving $3.0 million in revenue from the Akebia License Agreement in 2021 (see Note 13), and offset by approximately $0.7 million in revenue associated with the PTC Grant (see Note 14).

Research and development expenses. The decrease in research and development expenses of approximately $6.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by a decrease of approximately $1.0 million in non-cash stock-based compensation, a decrease of approximately $2.6 million in the Company's reduced total leased premises, approximately $4.2 million related to a non-cash write-off of leasehold improvements related to the Termination Agreement in 2021, and approximately $0.7 million in salaries and other employee-related costs, partially offset by an increase of approximately $0.4 million related to workforce reduction costs, and approximately $2.0 million in external research costs. The increase in external research costs was primarily due to an increase of approximately $1.2 million in clinical trial costs for zagociguat in MELAS, CIAS and ADv, approximately $0.7 million associated with IND-enabling activities for CY3018, and approximately $0.1 million related to discovery costs.

General and administrative expenses. The decrease in general and administrative expenses of approximately $6.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by decreases of approximately $2.3 million in non-cash stock-based compensation, approximately $1.0 million in salaries and other employee-related costs, approximately $2.1 million in facilities and operating costs related to a non-cash write-off of leasehold improvements related to the Termination Agreement in 2021, and approximately $0.7 million in professional services expense.

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

Interest and other (expenses) income, net. Interest and other (expenses) income, net increased by approximately $0.3 million for the year ended December 31, 2022, compared to the year ended December 31, 2021 due to the increase of approximately $0.3 million in interest income driven by higher interest rates in the current year as compared to the prior year.

Liquidity and Capital Resources

On September 3, 2020, the Company entered into a sales agreement (the "Sales Agreement") with Jefferies with respect to an at-the-market offering (the "ATM Offering") under the Registration Statement on Form S-3.

Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company agreed to pay Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. The Company has sold 3,353,059 shares of its common stock for net proceeds of $12.5 million under the ATM Offering for the year ended December 31, 2021, since entering into the Sales Agreement with no shares of common stock issued or sold under the ATM Offering during the year ended December 31, 2022. There can be no assurances that the Company will retain or seek to utilize this facility.

On June 7, 2021, we closed on a private placement of our 5,735,988 shares of common stock, pursuant to a Common Stock Purchase Agreement, for total gross proceeds of approximately $18 million. There were no material fees or commissions related to the transaction. The Company intends to use the proceeds to fund working capital and other general corporate purposes.

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

On December 31, 2022, we had approximately $13.4 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a period of 180 calendar days, or until November 28, 2022, to regain compliance with the Bid Price Requirement. The Company did not regain compliance with the Bid Price Requirement by the initial compliance date. On November 29, 2022, however, Nasdaq notified the Company of its eligibility for an additional 180 calendar day period, or until May 29, 2023 (the "Extended Compliance Date"), to regain compliance with the Bid Price Requirement. Nasdaq’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the Bid Price Requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. Effective November 25, 2022, the Company transferred its listing of the Company's common stock from the Nasdaq Global Market to the Nasdaq Capital Market, a continuous trading market that operates in substantially the same manner as the Nasdaq Global Market. The Company’s common stock continues to trade under the symbol “CYCN”.

If at any time before May 29, 2023, the bid price of the Company's common stock closes at a $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification to the Company that it has regained compliance with the Bid Price Requirement. If the Company does not regain compliance with the Bid Price Requirement by the end of the second compliance period, the Company's stock will be subject to delisting.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Requirement, would receive sufficient shareholder support for a reverse stock split, or will otherwise be in compliance with other Nasdaq Listing Rules.

Going Concern

The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future partnerships, equity or debt issuances, and the potential milestones from the Akebia agreement cannot be considered probable at this time because these plans are not entirely within the Company’s control and/or have not been approved by the Board of Directors as of the date of these consolidated financial statements.

The Company has incurred recurring losses since its inception, including a net loss of $44.1 million for the year ended December 31, 2022. In addition, as of December 31, 2022, the Company had an accumulated deficit of $259.2 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2022 will not be sufficient to fund operations for at least the next twelve months from the date of issuance of these consolidated financial statements and the Company will need to obtain additional funding. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

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

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Net cash used in operating activities	$(40,611)	$(36,517)	$(4,094)	11%
Net cash provided by investing activities	$—	$1,457	$(1,457)	(100)%
Net cash provided by financing activities	$29	$30,785	$(30,756)	(100)%

Cash Flows from Operating Activities

Net cash used in operating activities was $40.6 million for the year ended December 31, 2022 compared to $36.5 million for the year ended December 31, 2021. The increase in net cash used in operations of $4.1 million primarily relates to the non-cash leasehold improvement write off of $6.3 million, non-cash loss on lease termination of $0.9 million in the prior year, a decrease of non-cash stock-based compensation and other non-cash items of $3.8 million in the current year and an increase in working capital accounts of $4.3 million, partially offset by a decrease in our net loss of $7.6 million and non-cash gain on extinguishment of debt for $3.6 million in the prior year.

Cash Flows from Investing Activities

Net cash provided by investing activities was $1.5 million from cash received from sale of lab equipment in 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities of $30.8 million for the year ended December 31, 2021 was related to the June 2021 Equity Private Placement of $18 million, net proceeds from the ATM Offering of $12.5 million and proceeds from ESPP shares of $0.3 million.

Debt – Paycheck Protection Program

On April 21, 2020, we received loan proceeds in the amount of approximately $3.5 million pursuant to a promissory note agreement (the “Promissory Note”) with a bank under the Paycheck Protection Program ("PPP") of which certain key terms were adjusted by the Paycheck Protection Program Flexibility Act (“PPPFA”). The Promissory Note had an initial loan maturity of April 20, 2022, a stated interest rate of 1.0% per annum, and had payments of principal and interest that were due monthly after an initial deferral period where interest accrued, but no payments were due. Under the PPPFA, the initial deferral may be extended from six up to ten months and the loan maturity may be extended from two to five years. The Promissory Note provided for customary events of default, including, among others, those relating to failure to make payment when due and breaches of representations. The loan is subject to all the terms and conditions applicable under the PPPFA and is subject to review by the Small Business Association ("SBA") for compliance with program requirements.

In August 2021, the Company applied with the SBA for forgiveness of the PPP loan and was notified on November 4, 2021, that the SBA has approved our application to forgive the entire amount of the loan and accrued interest. In November 2021, the Company recorded a gain on extinguishment of debt of $3.6 million representing the principal and accrued interest for the PPP Loan.

Funding Requirements

We expect our expenses to fluctuate as we engage in preclinical activities and clinical trials of our product candidates, continue to maintain out-license opportunities and seek to broaden our portfolio through in-licensing of complementary CNS assets. Based on our cash and cash equivalents position as of December 31, 2022 and our planned operating expenses and capital expenditure requirements there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date of this Annual Report on Form 10-K. We will need to raise additional capital in upcoming periods, which may not be available on acceptable terms, if at all. Failure to obtain necessary capital when needed may delay current development of our product candidates, halt new development phases, or other operations.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2022, we had no uncertain tax positions.

Other Funding Commitments

As of December 31, 2022, we had, and continue to have, several ongoing studies in various clinical trial stages. Our most significant clinical trial spending is with clinical research organizations, or CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any significant cancellation penalties.

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

With respect to the year ended December 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2022 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

We intend to file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, or the Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

10.7+	Offer Letter, effective April 1, 2019, by and between Cyclerion Therapeutics, Inc. and Anjeza Gjino

10.8+

Offer Letter, effective April 1, 2019, by and between Cyclerion Therapeutics, Inc. and Cheryl Gault (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 4, 2022 (File No. 001-38787))

10.9+	Amended and Restated Recognition Bonus Agreement, dated December 21, 2022, by and between Cyclerion Therapeutics, Inc. and Anjeza Gjino

10.10+	Amended and Restated Recognition Bonus Agreement, dated December 21, 2022, by and between Cyclerion Therapeutics, Inc. and Cheryl Gault

10.11+	Cyclerion Therapeutics, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed on March 29, 2019 (File No. 333-230615))

10.12+	Cyclerion Therapeutics, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed on March 29, 2019 (File No. 333-230615))

10.13+	Form of Stock Option Agreement under the Cyclerion Therapeutics, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Form 10 filed on March 4, 2019 (File No. 001-38787))

10.14+

Form of Non-Employee Director Restricted Stock Agreement under the Cyclerion Therapeutics, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to Form 10 filed on March 4, 2019 (File No. 001-38787))

10.15+

Form of Restricted Stock Unit Agreement under the Cyclerion Therapeutics, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10 filed on March 4, 2019 (File No. 001-38787))

10.16+

Cyclerion Therapeutics, Inc. Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed on March 29, 2019 (File No. 333-230615))

10.17+	Cyclerion Therapeutics, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2022 (File No. 001-38787))

10.18+

Non-Employee Director Compensation Policy (amended and restated as of December 17, 2021) (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed on May 4, 2022 (File No. 001-38787))

10.19

Open Market Sale Agreement, dated September 3, 2020, by and between Cyclerion Therapeutics, Inc. and Jefferies LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 3, 2020 (File No. 001-38787))

10.20*

License Agreement, dated as of June 3, 2021, by and between Cyclerion Therapeutics, Inc. and Akebia Therapeutics, Inc (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on July 29, 2021 (File No. 001-38787))

10.21

Common Stock Purchase Agreement, dated as of June 3, 2021, by and between Cyclerion Therapeutics, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-3 filed on June 16, 2021 (File No. 333-257145)).

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

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 22, 2023.

CYCLERION THERAPEUTICS, INC.
By:	/s/ Peter Hecht
Peter M. Hecht
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter M. Hecht and Anjeza Gjino, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Cyclerion Therapeutics, Inc.,

and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2023.

Signature	Title
/s/ Peter Hecht
Peter M. Hecht	Chief Executive Officer (Principal Executive Officer)
/s/ Anjeza Gjino
Anjeza Gjino	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Errol De Souza
Errol De Souza	Director
/s/ George Conrades
George Conrades	Director
/s/ Marsha Fanucci
Marsha Fanucci	Director
/s/ Ole Isacson
Ole Isacson	Director
/s/ Stephanie Lovell
Stephanie Lovell	Director
/s/ Terrance McGuire
Terrance McGuire	Director

/s/ Michael Mendelsohn
Michael Mendelsohn	Director

/s/ Steven Hyman
Steven Hyman	Director

Index to Consolidated Financial Statements of Cyclerion Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cyclerion Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyclerion Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has limited financial resources, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

March 22, 2023

/s/ Ernst & Young LLP

Cyclerion Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$13,382	$53,961
Accounts receivable	96	100
Prepaid expenses	805	928
Other current assets	537	468
Total current assets	14,820	55,457
Property and equipment, net	—	65
Operating lease right-of-use asset	1,218	1,402
Other assets	2,041	2,407
Total assets	$18,079	$59,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,970	$1,828
Accrued research and development costs	2,275	6,353
Accrued expenses and other current liabilities	2,382	2,904
Total current liabilities	7,627	11,085
Commitments and contingencies (Note 6)	—	—
Stockholders' equity
Common stock, no par value, 400,000,000 shares authorized and 43,518,724 issued and outstanding at December 31, 2022 and 400,000,000 shares authorized and 43,410,185 issued and outstanding at December 31, 2021	—	—
Paid-in capital	269,626	263,345
Accumulated deficit	(259,154)	(215,076)
Accumulated other comprehensive loss	(20)	(23)
Total stockholders' equity	10,452	48,246
Total liabilities and stockholders' equity	$18,079	$59,331

The accompanying notes are an integral part of these consolidated financial statements.

Cyclerion Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

	Year Ended December 31,
	2022	2021
Revenues:
Revenue from license agreement	$—	$3,000
Revenue from development agreement	297	320
Revenue from grants	1,328	622
Total revenues	1,625	3,942
Cost and expenses:
Research and development	31,493	37,636
General and administrative	14,504	20,620
Loss on lease termination	—	881
Total cost and expenses	45,997	59,137
Loss from operations	(44,372)	(55,195)
Gain on extinguishment of debt	—	3,564
Interest and other income (expenses), net	294	(16)
Net loss	$(44,078)	$(51,647)
Net loss per share:
Basic and diluted net loss per share	$(1.01)	$(1.32)
Weighted average shares used in calculating:
Basic and diluted net loss per share	43,469	39,144

Other comprehensive loss:
Net loss	$(44,078)	$(51,647)
Other comprehensive loss:
Foreign currency translation adjustment gain	3	4
Comprehensive loss	$(44,075)	$(51,643)

The accompanying notes are an integral part of these consolidated financial statements.

Cyclerion Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

	Common Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2020	34,047,300	$—	$222,949	$(163,429)	$(27)	$59,493
Net loss	—	—	—	(51,647)	—	(51,647)
Issuance of common stock - 2021 equity private placement and ATM	9,089,047		30,503	—		30,503
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	273,838	—	282	—	—	282
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	7,915	—	—	7,915
Share-based compensation expense related to issuance of stock options and RSUs to non-employees	—	—	1,696	—	—	1,696
Foreign currency translation adjustment	—	—	—	—	4	4
Balance at December 31, 2021	43,410,185	$—	$263,345	$(215,076)	$(23)	$48,246
Net loss	—	—	—	(44,078)	—	(44,078)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	108,539	—	29	—	—	29
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	5,091	—	—	5,091
Share-based compensation expense related to issuance of stock options and RSUs to non-employees	—	—	1,161	—	—	1,161
Foreign currency translation adjustment	—	—	—	—	3	3
Balance at December 31, 2022	43,518,724	$—	$269,626	$(259,154)	$(20)	$10,452

The accompanying notes are an integral part of these consolidated financial statements.

Cyclerion Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,078)	$(51,647)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	65	472
Net loss on disposal of property and equipment	—	6,322
Loss on lease termination	—	881
Gain on extinguishment of debt	—	(3,564)
Share-based compensation expense	6,252	9,611
Changes in operating assets and liabilities:
Accounts receivable	4	(100)
Related party accounts receivable	—	127
Prepaid expenses	123	(112)
Other current assets	(69)	1,244
Operating lease assets	184	(59)
Other assets	366	366
Accounts payable	1,142	679
Related party accounts payable	—	(286)
Accrued research and development costs	(4,078)	4,932
Operating lease liabilities	—	(1,048)
Accrued expenses and other current liabilities	(522)	(4,335)
Net cash (used in) operating activities	(40,611)	(36,517)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(7)
Proceeds from sale of property and equipment	—	1,464
Net cash provided by investing activities	—	1,457
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity private placement and ATM	—	30,503
Proceeds from exercises of stock options and ESPP	29	282
Net cash provided by financing activities	29	30,785
Effect of exchange rate changes on cash and cash equivalents	3	4
Net decrease in cash and cash equivalents	(40,579)	(4,271)
Cash and cash equivalents, beginning of period	53,961	58,232
Cash and cash equivalents, end of period	$13,382	$53,961

The accompanying notes are an integral part of these consolidated financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Consolidated Financial Statements

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) is a biopharmaceutical company on a mission to develop treatments for serious diseases. Our lead internal asset, zagociguat, is a pioneering, central nervous system ("CNS")-penetrant, soluble guanylate cyclase ("sGC") stimulator that has shown rapid improvements across a range of endpoints reflecting multiple domains of disease activity, including mitochondrial disease-associated biomarkers. sGC stimulators are small molecules that act synergistically with nitric oxide ("NO") as positive allosteric modulators of sGC to boost production of cyclic guanosine monophosphate ("cGMP"). cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions such as mitochondrial function, neuronal function, inflammation, and vascular dynamics.

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

Zagociguat is an orally administered CNS-penetrant sGC stimulator. As an sGC stimulator, zagociguat acts as a positive allosteric modulator to sensitize the sGC enzyme to NO, increase the production of cGMP, and thereby amplify endogenous NO signaling. By compensating for deficient NO-sGC-cGMP signaling, zagociguat may have broad therapeutic potential as a treatment to improve cognition and function in people with serious CNS diseases.

On January 13, 2020, we announced positive results from our Phase 1 first-in-human study that provided the foundation for continued development of zagociguat. The results from this study indicate that zagociguat was well tolerated. Pharmacokinetic data, obtained from both blood and cerebral spinal fluid ("CSF"), support once-daily dosing, with or without food, and demonstrated zagociguat penetration of the blood-brain-barrier with CSF concentrations expected to be pharmacologically active.

On October 14, 2020, we announced positive topline results from our zagociguat Phase 1 translational pharmacology study in healthy elderly participants. Treatment with zagociguat for 15-days in this 24-subject study confirmed and extended results seen in the earlier first-in-human Phase 1 study: once daily oral treatment demonstrated blood-brain-barrier penetration with expected CNS exposure and target engagement. Results also showed significant improvements in neurophysiological and objective performance measures as well as in inflammatory biomarkers associated with aging and neurodegenerative diseases. Zagociguat was safe and generally well tolerated in this study. These results, together with nonclinical data, supported the continued development of zagociguat as a potential new medicine for serious diseases involving the CNS.

On June 10, 2022, we announced positive topline clinical data for zagociguat in our signal-seeking clinical study for the potential treatment of MELAS. In this open-label, single-arm study of the oral, once-daily sGC stimulator in eight adults aged 18 or older with MELAS, improvements were seen across a range of endpoints reflecting multiple domains of disease activity, including mitochondrial disease-associated biomarker such as lactate and GDF-15, a broad panel of inflammatory biomarkers, cerebral blood flow, and functional connectivity between neural networks. These positive effects after 29 days of dosing were supported by correlations across several endpoints with each other and with zagociguat plasma concentrations. Zagociguat was well tolerated with no adverse events and no events leading to discontinuation. Pharmacokinetics were consistent with the Phase 1 studies in healthy volunteers. The positive data from this study support the potential of zagociguat to provide therapeutic benefit to people living with mitochondrial diseases, including Mitochondrial Encephalomyopathy, Lactic Acidosis and Stroke-like episodes ("MELAS").

On July 28, 2022, we announced positive topline data from our signal-seeking clinical study of zagociguat for the potential treatment of Cognitive Impairment Associated with Schizophrenia ("CIAS"). Data from the 14-day, double blind, randomized, placebo-controlled, multiple-ascending-dose study in 48 adults aged 18-50 with stable schizophrenia on a stable, single atypical antipsychotic regimen demonstrate that once-daily zagociguat was safe and well tolerated, with no reports of serious adverse events, severe adverse events, or treatment discontinuation due to adverse events. We further announced that study data demonstrated a strong effect on cognitive performance after two weeks of 15mg once-daily dosing and that positive movement on inflammatory biomarkers was also observed. These signals on exploratory endpoints are consistent with pro-cognitive and anti-inflammatory effects of zagociguat observed in preclinical studies and prior clinical trials and support the further development of oral, once-daily zagociguat.

In October 2022, the WHO International Nonproprietary Names committee and the United States Adopted Name council selected zagociguat as a nonproprietary name for CY6463.

On October 6, 2022, we announced that we had recently capped enrollment in our signal-seeking clinical study of zagociguat for the potential treatment of Alzheimer's disease with vascular pathology ("ADv")..Data from the ADv study are expected in the first half of 2023. The ADv study is supported in part by a $2 million grant from the Alzheimer’s Association’s Part the Cloud-Gates Partnership Grant Program (the "PTC Grant").

On March 22, 2023, we announced that given the significant capital and capabilities necessary to ensure that the MELAS Phase 2b study is executed efficiently and with the highest quality, and the currently unfavorable capital market conditions, we are actively evaluating the best combination of capital, capabilities, and transactions available to us to advance the development of zagociguat and our other clinical development candidates and to maximize shareholder value.

CY3018 is a CNS-targeted sGC stimulator in preclinical development that preferentially localizes to the brain and has a pharmacology profile that suggests its potential for the treatment of neuropsychiatric diseases and disorders.

Praliciguat is an orally administered, once-daily systemic sGC stimulator. On June 3, 2021, we entered into the Akebia License Agreement (as defined below) relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing praliciguat and other related products and forms thereof enumerated in such agreement. Cyclerion is eligible to receive up to $225 million in pre-commercial milestones and total potential future development, regulatory, and commercialization milestone payments could result in up to $585 million. Cyclerion is also eligible to receive tiered, sales-based royalties ranging from single-digit to high-teen percentages.

Olinciguat is an orally administered, once-daily, vascular sGC stimulator that was evaluated in a Phase 2 study of participants with sickle cell disease. We released topline results from this study in October 2020. We continue to work to out-license olinciguat to an entity with strong cardiovascular and/or cardiopulmonary capabilities.

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

At-the-Market Offering

On July 24, 2020, the Company filed a Registration Statement on Form S-3 (the "Shelf") with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof for an aggregate initial offering price not to exceed $150.0 million. The Shelf was declared effective as of July 31, 2020. On September 3, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering (the “ATM Offering”) under the Shelf. Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. The Company has sold 3,353,059 shares of its common stock for net proceeds of $12.5 million under the ATM Offering for the year ended December 31, 2021. No shares of common stock have been issued or sold under the ATM Offering during the year ended December 31, 2022.

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

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future partnerships, equity or debt issuances, and the potential milestones from the Akebia agreement cannot be considered probable at this time because these plans are not entirely within the Company’s control and/or have not been approved by the Board of Directors as of the date of these consolidated financial statements.

The Company has incurred recurring losses since its inception, including a net loss of $44.1 million for the year ended December 31, 2022. In addition, as of December 31, 2022, the Company had an accumulated deficit of $259.2 million. The Company expects to continue to generate operating losses for the foreseeable future. The

Company expects that its cash, cash equivalents and marketable securities as of December 31, 2022 will not be sufficient to fund operations for at least the next twelve months from the date of issuance of these consolidated financial statements and the Company will need to obtain additional funding. Accordingly, the Company has concluded that substantial doubt exists about the Company's ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a period of 180 calendar days, or until November 28, 2022, to regain compliance with the Bid Price Requirement. The Company did not regain compliance with the Bid Price Requirement by the Initial compliance Date. On November 29, 2022, Nasdaq notified the Company that it is eligible for an additional 180 calendar day period, or until May 29, 2023 (the "Extended Compliance Date"), to regain compliance with the Bid Price Requirement. Nasdaq’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the Bid Price Requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. Effective November 25, 2022, the Company transferred its listing of the Company’s common stock from the Nasdaq Global Market to the Nasdaq Capital Market, a continuous trading market that operates in substantially the same manner as the Nasdaq Global Market. The Company’s common stock continues to trade under the symbol “CYCN”.

If at any time before May 29, 2023, the bid price of the Company's common stock closes at a $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification to the Company that it has regained compliance with the Bid Price Requirement. If the Company does not regain compliance with the Bid Price Requirement by the end of the second compliance period, the Company's stock will be subject to delisting.

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

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company's Chief Executive Officer who is the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company currently operates in one reportable business segment - human therapeutics.

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

Software costs incurred during the preliminary project stage are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs related to software obtained for internal use are expensed as incurred.

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

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company’s receivables primarily relate to amounts earned under a development agreement with Ironwood, licensing agreement, and supply agreement. The Company believes that credit risks associated with these agreements are not significant. To date, the Company has not had significant write-offs of bad debt and the Company did not have an allowance for doubtful accounts as of December 31, 2022 or 2021.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying amount of its long-lived assets to determine whether indicators of impairment may exist, which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. There were no significant impairments of long-lived assets for the years ended December 31, 2022 or 2021.

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) using the optional transition method. The adoption of ASC 842 represents a change in accounting principle that aims to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet for both operating and finance leases. In addition, the standard requires enhanced disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The reported results for the years ended December 31, 2022 and 2021 reflect the application of ASC 842 guidance.

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

As the legal form of the Promissory Note is a debt obligation, the Company accounted for it as debt under Accounting Standards Codification (ASC) 470, Debt and recorded a short-term liability of $3.5 million in the consolidated balance sheets upon receipt of the loan proceeds. The Company accrued interest over the term of the loan and did not record additional interest at a market rate because the guidance on imputing interest in ASC 835-30, Interest excludes transactions where interest rates are prescribed by a government agency. Approximately $0.1 million of interest expense has been recognized within interest and other income, net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. In August 2021, the Company applied with the SBA for forgiveness of the PPP loan and was notified on November 4, 2021 that the SBA has approved our application to forgive the entire amount of the loan and accrued interest. The Company recorded a gain on extinguishment of debt of $3.6 million in the December 31, 2021 consolidated statements of operations and comprehensive loss, representing the principal and accrued interest for the PPP Loan.

Revenue

Upon executing a revenue generating arrangement, the Company assesses whether it is probable the Company will collect consideration in exchange for the good or service it transfers to the customer. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), it performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations. The Company must develop assumptions that require significant judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The assumptions that are used to determine the stand-alone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. The Company derives revenue from (1) license agreement and (2) supply agreement which are fully described in Note 13, License Agreement.

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

The tax positions taken or expected to be taken in the course of preparing the Company tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. It does not consider the likelihood of whether or not the IRS will review the position. Cyclerion evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could affect Cyclerion's income tax provision in future periods. There were no uncertain tax positions that require accrual or disclosure in the consolidated financial statements as of December 31, 2022, and 2021. The Company’s policy is to recognize interest and penalties related to income tax, if any, in income tax expense. As of December 31, 2022, and 2021, the Company has no accruals for interest or penalties related to income tax matters.

Patent Costs

Patent fees and patent related costs in connection with filing and prosecuting patent applications are expensed as incurred and are classified as general and administrative expenses in the accompanying consolidated financial statements. The Company incurred and recorded as operating expense legal and other fees related to patents of approximately $1.7 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively.

Interest and Other Income, Net

For the year ended December 31, 2022, interest and other income, net consisted of a $0.3 million of interest income related to interest generated from our cash and cash equivalents balances. For the year ended December 31, 2021, interest and other income, net consisted of a de minimis amount of interest income related to interest generated from our cash and cash equivalents balances and a de minimis amount of interest expense related to the PPP loan.

Subsequent Events

The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2022, but prior to the filing of the financial statements with the Securities and Exchange Commission, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K. See Note 15, Subsequent Events.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the consolidated financial statements, the Company did not adopt any new accounting pronouncements during the years ended December 31, 2022 and 2021, that had a material effect on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In May 2021 the FASB issued Accounting Standards Update No. 2021-04, Earnings Per Share ("Topic 260"), Debt-Modifications and Extinguishments ("Subtopic 470-50"), Compensation-Stock Compensation ("Topic 718"), and Derivatives and Hedging-Contracts in Entity’s Own Equity ("Subtopic 815-40"): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force ("EITF") , which amends the FASB Accounting Standards Codification ("ASC" or the “Codification”) to provide explicit guidance, and, thus, reduce diversity in practice, on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. This amendment provides that for an entity that presents earnings per share ("EPS") in accordance with Topic 260, the effects of a modification or an exchange of a freestanding equity-classified written call option that is recognized as a dividend should be an adjustment to net income (or net loss) in the basic EPS calculation. The amended guidance effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 in the first quarter of 2022, and the adoption of this standard did not have any impact on the Company's financial position or results of operations.

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of December 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements as of December 31, 2022:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,357	$—	$—	$12,357
Cash equivalents	$12,357	$—	$—	$12,357

	Fair Value Measurements as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$52,917	$—	$—	$52,917
Cash equivalents	$52,917	$—	$—	$52,917

During the year ended December 31, 2022 and 2021, there were no transfers between levels. The fair value of the Company's cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

The Company believes the carrying amounts of its prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these amounts.

4. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Software	$2,174	$2,214
Computer equipment	7	51
Property and equipment, gross	2,181	2,265
Less: accumulated depreciation and amortization	(2,181)	(2,200)
Property and equipment, net	$—	$65

As of December 31, 2022, and 2021, the Company’s property and equipment was primarily located in Boston, Massachusetts.

Depreciation and amortization expense of the Company’s property and equipment was approximately $0.1 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Accrued incentive compensation	$238	$1,369
Salaries	246	266
Accrued vacation	186	345
Professional fees	835	398
Accrued severance and benefit costs	809	—
Other	68	526
Accrued expenses and other current liabilities	$2,382	$2,904

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2022 or December 31, 2021.

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

Lease cost was recognized on a straight-line basis over the lease term. For the year ended December 31, 2021, the Company recognized approximately $2.4 million of total lease costs and $0.7 million of variable lease costs, related to the Head Lease. The Company did not record any lease costs related to the Head Lease during the year ended December 31, 2022.

In May 2021 the Company signed a 12-month membership agreement to lease space with WeWork at 501 Boylston Street, Boston, Massachusetts, commencing on August 1, 2021. The agreement was extended for six months on August 1, 2022. The 12-month agreement and 6-month extension are accounted for as short-term leases. The Company recorded $0.3 million and $0.1 million, respectively, in lease expense associated with the membership agreement during the years ended December 31, 2022, and 2021.

Supplemental cash flow information related to leases for the periods reported is as follows:

	Year Ended December 31,
	2022	2021
Decrease in right-of-use assets related to lease modifications and termination	$—	$42,058
Decrease in operating lease liabilities due to lease modifications and termination	$—	$41,177
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$—	$1,887
Weighted-average remaining lease term of operating leases (in years)	—	—
Weighted-average discount rate of operating leases	—	—

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

The Company determined that the licensed rooms represent a lease under ASC Topic 842 Leases. The Company obtained control of the rooms in the third quarter of 2021 and the prepaid rooms balance of approximately $1.4 million was reclassified from other assets to a ROU asset. The related lease expense is recognized on a straight-line basis over the lease term of 8.88 years. The Company recorded $0.2 million and $0.1 million of lease expense during the years ended December 31, 2022 and 2021, respectively. The Company determined that the licensed services represent a non-lease component, which is recognized separately from the lease component for this asset class. The expense related to the licensed services is recognized on a straight-line basis over the period the services are received. The Company recorded $0.4 million and 0.2 million for the years ended December 31, 2022 and 2021, respectively. Both the lease expense and services expense are recognized as a component of research and development costs in the consolidated statements of operations and comprehensive loss.

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

The following table provides share-based compensation reflected in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$2,915	$3,945
General and administrative	3,337	5,666
	$6,252	$9,611

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

A summary of stock option activity for the year ended December 31, 2022 is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2021	7,080,426	$10.73	6.9	—
Granted	1,695,303	1.16
Exercised	—	—
Cancelled or forfeited	1,463,836	7.14
Outstanding as of December 31, 2022	7,311,893	$9.23	5.8	$20
Exercisable at December 31, 2022	5,282,088	$11.88	4.8	$—

During the years ended December 31, 2022 and 2021, the Company granted stock options to purchase an aggregate of 1,695,303 shares and 1,176,250 shares, respectively, at weighted average grant fair values per option share of $0.91 and $2.17 respectively. The total grant fair value of options granted during the years ended December 31, 2022 and 2021 was $1.5 million and $2.6 million, respectively.

The total intrinsic value of options exercised for the year ended December 31, 2021 was $0.1 million. There were no options exercised during the year ended December 31, 2022.

As of December 31, 2022, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options held by the Company’s employees is $2.1 million and the weighted average period over which that expense is expected to be recognized is 3.3 years.

The weighted-average Black-Scholes assumptions used in estimating the fair value of the stock options granted by Cyclerion following the Separation during the years ended December 31, 2022 and 2021 were as follows:

	Year ended December 31,
	2022	2021
Weighted average risk-free interest rate	1.93%	1.09%
Expected dividend yield	—	—
Expected option term (in years)	6.0	5.9
Expected stock price volatility	98.90%	85.45%

For the years ended December 31, 2022 and 2021, expected volatility was estimated using an average of the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

The Company has granted to certain employees performance based options to purchase shares of common stock. These options are subject to performance based milestone vesting. During the year ended December 31, 2022, there were no shares that vested as a result of performance milestone achievements and 50,000 shares vested during the year ended December 31, 2021. The Company recorded a de minimis and no share-based compensation expense related to these performance-based options for the years ended December 31, 2022, and 2021, respectively.

Market-based Stock Options

The Company also has granted to certain employees stock options containing market conditions that vest upon the achievement of specified price targets of the Company’s share price for a period through December 31, 2024. Vesting is measured based upon the average closing price of the Company’s share price for any thirty consecutive trading days, subject to certain service requirements. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award, ranging from approximately 4.0 to 4.6 years. The Company accelerates expense when a stock price target is achieved prior to the derived service period. The Company does not reverse expense recognized if the share price target(s) are ultimately not achieved but expense is reversed when a stock award recipient has a break in service prior to the completion of the derived service period. As of December 31, 2022, there was $0.1 million of unrecognized compensation costs related to stock options containing market conditions, which is expected to be recognized over a weighted-average period of 1.2 years.

A summary of stock awards containing market conditions activity for the years ended December 31, 2022 and 2021 is as follows:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (in
	Options	Price	Term (years)	thousands)
Outstanding as of December 31, 2021	450,000	$2.01	$7.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	(150,000)	$2.01	$6.9	$—
Outstanding as of December 31, 2022	300,000	$2.01	6.9	$—
Exercisable at December 31, 2022	—	$—	—	$—

The fair value of stock options containing market conditions is estimated using Monte Carlo simulations. No stock options containing market conditions were granted during the years ended December 31, 2022 and 2021.

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

A summary of RSU activity for the years ended December 31, 2022 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2021	92,804	$13.70
Granted	800,000	0.53
Vested	(53,999)	14.06
Forfeited	(23,218)	13.43
Unvested as of December 31, 2022	815,587	$0.77

As of December 31, 2022, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested restricted stock units by the Company’s employees is $0.4 million and the weighted-average period over which that expense is expected to be recognized is 0.8 years.

9. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Year Ended December 31,
	2022	2021
Numerator:
Net loss (in thousands)	$(44,078)	$(51,647)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	43,469	39,144
Net loss per share — basic and diluted	$(1.01)	$(1.32)

We exclude shares of common stock related to stock options and RSUs from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Stock Options	7,611,893	7,530,426
RSUs	815,587	92,804
	8,427,480	7,623,230

10. Income Taxes

There was no provision for income taxes for the years ended December 31, 2022, and 2021, due to the Company’s operating losses and a full valuation allowance on deferred tax assets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows (in thousands):

	Year Ended December 31,
	2022	2021
U.S.	$(44,063)	$(51,686)
International	(15)	39
Loss before benefit from income taxes	$(44,078)	$(51,647)
Income tax benefit using U.S. federal statutory rate	$(9,256)	$(10,846)
State income taxes, net of federal benefit	(2,693)	(3,631)
Non-deductible share-based compensation	266	(911)
Share-based compensation - shortfalls/(windfalls)	833	946
Permanent differences	14	(420)
PPP loan forgiveness	—	(748)
Tax credits	(1,652)	(805)
Other	3	(9)
Change in valuation allowance	12,485	16,424
	$—	$—

The effective income tax rate is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

Deferred tax assets (liabilities) consist of the following as of December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$47,079	$43,700
Tax credit carryforwards	9,848	8,044
Share-based compensation	8,354	7,702
Operating lease - liability	—	—
Property and equipment	1	(1)
Capitalized research and development	17,399	11,147
Accruals and reserves	340	91
Other	—	4
Total deferred tax assets	$83,021	$70,687

Deferred tax liabilities:
Operating lease - right of use asset	$(333)	$(383)
Prepaid sublease termination	(658)	(758)
Total deferred tax liabilities	(991)	(1,141)
Net deferred tax assets	82,030	69,546

Valuation allowance	(82,030)	(69,546)
Net deferred tax assets	$—	$—

Management has evaluated the positive and negative evidence bearing upon the possible realization of its deferred tax assets. Management has considered the Company's history of operating losses, in addition to the expected timing of the reversal of existing temporary differences and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, the net deferred tax assets have been fully reserved at December 31, 2022 and December 31, 2021. Management reevaluates the positive and negative evidence on a quarterly basis.

The valuation allowance increased by approximately $12.5 million during the year ended December 31, 2022 primarily due to increases in capitalized research and development expenses, net operating losses, tax credit carryforwards and deferred tax assets related to share-based compensation.

The Company did not generate net operating loss carryforwards or tax credit carryforwards available for its use until its inception and operation as a standalone legal entity. At December 31, 2022 and 2021, Cyclerion has federal net operating loss carryforwards of approximately $172 million and $160 million, respectively, to offset future federal taxable income that will be carried forward indefinitely until utilized. As of December 31, 2022, and 2021, Cyclerion had state net operating loss carryforwards of approximately $173 million and $159.6 million, respectively, to offset future state taxable income, which will begin to expire in 2040 and will continue to expire through 2042. Cyclerion also had tax credit carryforwards of approximately $10.2 million and $8.4 million as of December 31, 2022 and 2021, respectively, to offset future federal and state income taxes. Federal credits begin to expire in 2040 and will continue to expire through 2041. State credits begin to expire in 2022 and continue through 2034.

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

Upon audit, taxing authorities may challenge all or part of an uncertain income tax position. While Cyclerion has no history of tax audits since its inception on a standalone basis, it may be subject to tax audits by federal and state taxing authorities in the future. Accordingly, Cyclerion regularly assesses the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. Cyclerion had no unrecognized tax benefits as of December 31, 2022 and 2021. Cyclerion will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, no interest or penalties have been accrued. There are no current federal or state income tax audits in progress.

11. Defined Contribution Plan

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

Included in compensation expense is approximately $0.2 million and $0.3 million related to the defined contribution 401(k) Savings Plan for the years ended December 31, 2022 and 2021, respectively.

12. Workforce Reduction

2022 Workforce Reduction

On October 6, 2022, the Company began a reduction of its current workforce by thirteen (13) full-time employees to align its resources with its current priorities of focusing on a mitochondrial disease-focused strategy. The workforce reduction was completed in the fourth quarter of 2022.

The Company recorded total costs related to the 2022 Workforce Reduction were approximately $1.3 million, including a de minimis amount of stock-based compensation from the modification of certain share-based equity awards.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the year ended December 31, 2022 (in thousands):

	Amounts accrued at December 31, 2021	Charges	Amount paid	Amounts accrued at December 31, 2022
2022 workforce reduction	$—	$(1,327)	$518	$(809)
Total	$—	$(1,327)	$518	$(809)

13. License Agreement

Akebia License Agreement

On June 3, 2021, the Company and Akebia entered into a License Agreement (the “Akebia License Agreement”) relating to the exclusive worldwide license by the Company to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing the pharmaceutical compound known as praliciguat and other related products and forms thereof enumerated in the

License Agreement (collectively, the “Products”). Pursuant to the Akebia License Agreement, Akebia will be responsible for all future research, development, regulatory, and commercialization activities for the Products.

Akebia paid a $3.0 million up-front payment to the Company upon signing of the License Agreement and the Company is eligible to receive additional milestone cash payments of up to $12.0 million upon initiation of a Phase 2 clinical trial. Further milestone cash payments by Akebia are scheduled in the Akebia License Agreement based on the initiation of Phase 3 clinical trials in the U.S. for Products for first and second indication, for FDA approvals, for approvals in certain other major markets, and for certain sales milestones. In addition to these cash milestone payments, Akebia will pay the Company tiered royalty payments on net sales in certain major markets at percentages ranging from the mid-single digits to the high-teens, subject to certain reductions and offsets.

Pursuant to the Akebia License Agreement, the Company determined the Akebia License Agreement represents a service arrangement under the scope of ASC 606. Given the reversion of the rights under the Akebia License Agreement represents a penalty in substance for a termination by Akebia, the contract term would be the stated term of the License Agreement.

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

Akebia Supply Agreement

On August 3, 2021, the Company and Akebia entered into a Supply Agreement (the “Supply Agreement”) relating to the manufacturing by the Company of the Initial Supply of the Drug Product and placebo ("Initial Supply") for Akebia's use pursuant to the Akebia License Agreement. Akebia will pay the Company for the manufacturing costs at mutually agreed upon rates.

The Company determined the Supply Agreement has stand-alone value under the scope of ASC 606 and should not be combined with the Akebia License Agreement. Given that the Supply Agreement can be terminated at any time without cause with 30 days notice, the Company deemed the Supply Agreement to be a month-to-month contract. The manufacturing of the Initial Supply by the Company represents a single performance obligation and consideration related to the manufacturing costs will be recognized over time as costs are incurred. The Company recorded approximately $0.3 million and approximately $0.3 million, respectively, for the years ended December 31, 2022 and 2021, as revenue from the Supply Agreement.

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

The Company incurred approximately $1.3 million and approximately $0.6 million of allowable expenses and recognized a corresponding amount of grant revenue for the years ended December 31, 2022 and 2021.

15. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date through the date the consolidated financial statements were issued and determined that there were no such events requiring recognition or disclosure in the consolidated financial statements.