Form 10-Q
period 2023-06-30
Cyclerion Therapeutics, Inc.
filed 2023-07-28
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 24, 2023, the registrant had 2,410,796 shares of common stock, no par value, outstanding.

CYCLERION PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

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
•
the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching and commercializing our product candidates;
•
we may be deemed an investment company under the Investment Company Act of 1940, as amended, which, if we were required to register thereunder, would have a material adverse effect on us;
•
the uncertainty as to any liquidity or monetizable value of our equity interest in Tisento, which faces all the risks of an early-stage pharmaceutical development company;
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
•
our or our partners' plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies;
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
we could be delisted from Nasdaq;
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

Cyclerion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$5,641	$13,382
Accounts receivable	—	96
Prepaid expenses	1,044	805
Other current assets	428	537
Total current assets	7,113	14,820
Operating lease right-of-use asset	1,125	1,218
Other assets	1,859	2,041
Total assets	$10,097	$18,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,864	$2,970
Accrued research and development costs	620	2,275
Accrued expenses and other current liabilities	2,463	2,382
Total current liabilities	4,947	7,627
Commitments and contingencies (Note 6)	—	—
Stockholders' equity
Preferred shares, no par value, 500,000 shares authorized and 351,037 series A convertible preferred stock issued and outstanding at June 30, 2023	—	—
Common stock, no par value, 20,000,000 shares authorized and 2,407,796 issued and outstanding at June 30, 2023 and 20,000,000 shares authorized and 2,175,936 issued and outstanding at December 31, 2022 (*)	—	—
Paid-in capital	275,455	269,626
Accumulated deficit	(270,289)	(259,154)
Accumulated other comprehensive loss	(16)	(20)
Total stockholders' equity	5,150	10,452
Total liabilities and stockholders' equity	$10,097	$18,079

*Adjusted retroactively for reverse stock split - see Note 1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Revenue from development agreement	—	72	—	297
Revenue from grants	—	234	—	720
Total revenues	—	306	—	1,017
Cost and expenses:
Research and development	886	10,218	4,659	19,961
General and administrative	3,357	3,521	6,626	7,473
Total cost and expenses	4,243	13,739	11,285	27,434
Loss from operations	(4,243)	(13,433)	(11,285)	(26,417)
Interest and other income, net	62	45	150	51
Net loss	$(4,181)	$(13,388)	$(11,135)	$(26,366)
Net loss per share:
Basic and diluted net loss per share (*)	$(1.83)	$(6.16)	$(5.00)	$(12.14)
Weighted average shares used in calculating:
Basic and diluted net loss per share	2,282	2,173	2,229	2,172

Other comprehensive loss:
Net loss	$(4,181)	$(13,388)	$(11,135)	$(26,366)
Other comprehensive loss:
Foreign currency translation adjustment loss	3	(1)	4	(2)
Comprehensive loss	$(4,178)	$(13,389)	$(11,131)	$(26,368)

*Adjusted retroactively for reverse stock split - see Note 1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2021	2,170,509	$—	$263,345	$(215,076)	$(23)	$48,246
Net loss	—	—	—	(12,978)	—	(12,978)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	1,909	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	1,476	—	—	1,476
Share‑based compensation expense related to issuance of stock options to non-employees			291			291
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Balance at March 31, 2022	2,172,418	$—	$265,112	$(228,054)	$(24)	$37,034
Net loss	—	—	—	(13,388)	—	(13,388)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	1,574	—	17	—	—	17
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	1,410	—	—	1,410
Share‑based compensation expense related to issuance of stock options to non-employees			289			289
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Balance at June 30, 2022	2,173,992	—	266,828	(241,442)	(25)	25,361

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands except share data)

(Unaudited)

	Common Stock (*)		Preferred Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2022	2,175,936	$—	—	$—	$269,626	$(259,154)	$(20)	$10,452
Net loss	—	—	—	—	—	(6,954)	—	(6,954)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	309	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	—	—	416	—	—	416
Share‑based compensation expense related to issuance of stock options to non-employees	—	—	—	—	10	—	—	10
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Balance at March 31, 2023	2,176,245	$—	—	$—	$270,052	$(266,108)	$(19)	$3,925
Net loss	—	—	—	—	—	(4,181)	—	(4,181)
Issuance of common stock	225,000	—	—	—	1,953	—	—	1,953
Issuance of preferred shares	—	—	351,037	—	3,047	—	—	3,047
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	6,618	—	—	—	24	—	—	24
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	—	—	373	—	—	373
Share‑based compensation expense related to issuance of stock options to non-employees	—	—	—	—	6	—	—	6
Foreign currency translation adjustment	—	—	—	—	—	—	3	3
Fractional shares issuance	(67)	—	—	—	—	—	—	—
Balance at June 30, 2023	2,407,796	—	351,037	—	$275,455	$(270,289)	$(16)	$5,150

*Adjusted retroactively for reverse stock split - see Note 1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,135)	$(26,366)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	—	65
Share-based compensation expense	805	3,466
Changes in operating assets and liabilities:
Accounts receivable	96	(127)
Related party accounts receivable	—	—
Prepaid expenses	(239)	281
Other current assets	109	(14)
Operating lease assets	93	92
Other assets	182	183
Accounts payable	(1,106)	939
Accrued research and development costs	(1,655)	(1,594)
Accrued expenses and other current liabilities	81	(578)
Net cash (used in) operating activities	(12,769)	(23,653)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock purchase agreement	5,000	—
Proceeds from exercises of stock options and ESPP	24	17
Net cash provided by financing activities	5,024	17
Effect of exchange rate changes on cash and cash equivalents	4	(2)
Net decrease in cash, cash equivalents and restricted cash	(7,741)	(23,638)
Cash, cash equivalents and restricted cash, beginning of period	13,382	53,961
Cash, cash equivalents and restricted cash, end of period	$5,641	$30,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) is a biopharmaceutical company on a mission to develop treatments for serious diseases. Our portfolio includes novel soluble guanylate cyclase ("sGC") stimulators that modulate a key node in a fundamental signaling network in both the central nervous system ("CNS") and the periphery. The nitric oxide ("NO") soluble guanylate cyclase ("sGC") cyclic guanosine monophosphate ("cGMP") signaling pathway is a fundamental mechanism that precisely controls key aspects of physiology throughout the body. The NO-sGC-cGMP pathway, regulates diverse and critical biological functions and has been successfully targeted with several drugs.

Praliciguat is a systemic sGC stimulator that is licensed to Akebia Therapeutics Inc. ("Akebia") and being advanced in rare kidney disease. Olinciguat is a clinical-stage vascular sGC stimulator that the Company intends to out-license for cardiovascular diseases. Zagociguat is a clinical-stage CNS-penetrant sGC stimulator that has shown rapid improvement in cerebral blood flow, functional brain connectivity, brain response to visual stimulus, cognitive performance, and biomarkers associated mitochondrial function and inflammation in clinical studies. CY3018 is a CNS-targeted sGC stimulator that preferentially localizes to the brain and has a pharmacology profile that suggests its potential for the treatment of neuropsychiatric diseases and disorders. On July 28, 2023, the Company sold Zagociguat and CY3018 to Tisento Therapeutics, Inc. ("Tisento"), a newly formed private company focused on their development, in which Cyclerion currently holds a 10% equity stake received in partial consideration of such sale. See "Asset Purchase Agreement" and "Note 14" below. Cyclerion is actively evaluating other activities aimed at enhancing shareholder value, which may potentially include collaborations, licenses, mergers, acquisitions and/or other targeted investments.

Cyclerion GmbH, a wholly owned subsidiary, was incorporated in Zug, Switzerland on May 3, 2019. The functional currency is the Swiss franc.

Cyclerion Securities Corporation, a wholly owned subsidiary, was incorporated in Massachusetts on November 15, 2019 and was granted securities corporation status in Massachusetts for the 2019 tax year. Cyclerion Securities Corporation has no employees.

Company Overview

The Company’s mission is to develop treatments for serious diseases.

Praliciguat is an orally administered, once-daily systemic sGC stimulator. On June 3, 2021, Cyclerion entered into a license agreement (as defined below) with Akebia relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing praliciguat and other related products and forms thereof enumerated in such agreement. Cyclerion is eligible to receive up to $585 million in total potential future development, regulatory, and commercialization milestone payments. Cyclerion is also eligible to receive tiered, sales-based royalties ranging from single-digit to high-teen percentages.

Olinciguat is an orally administered, once-daily, vascular sGC stimulator that was evaluated in a Phase 2 study of participants with sickle cell disease. The Company released topline results from this study in October 2020. Cyclerion intends to out-license olinciguat to an entity with strong cardiovascular and/or cardiopulmonary capabilities.

Zagociguat and CY3018 are orally administered CNS-penetrant sGC stimulators. On July 28, 2023, the Company sold zagociguat and CY3018 to Tisento in exchange for $8 million in cash consideration, $2.4 million as reimbursement for certain operating expenses related to zagociguat and CY3018 for the period between signing and closing of the transaction, and 10% of all of Tisento's outstanding equity securities. See "Asset Purchase Agreement" and "Note 14" below.

Cyclerion continues to evaluate other activities aimed at enhancing shareholder value, which may potentially include collaborations, licenses, mergers, acquisitions and/or other targeted investments. No such activities are currently pending.

Stock Purchase Agreement

In March 2023, we entered into a stock purchase agreement with the CEO pursuant to which he invested $5 million in cash for 225,000 shares of common stock and 351,037 shares of Series A Convertible Preferred Stock of the Company at a price of $8.68 per share (after giving effect to the 1-for-20 reverse stock split the Company implemented on May 15, 2023). Such Series A Convertible Preferred Stock is convertible into shares of our common stock on a one-to-one basis. The closing of the equity investment took place on May 19, 2023, and (to comply with Nasdaq listing requirements) our shareholders approved such convertibility on July 19, 2023.

Asset Purchase Agreement

On May 11, 2023, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with an investor group that included the Company’s Chief Executive Officer (the “CEO”), JW Celtics Investment Corp. (the “Buyer Parent”) and JW Cycle Inc. (the “Buyer”) which subsequently changed its name to Tisento Therapeutics Inc. (“Tisento”). Upon the closing on July 28, 2023, of the transactions contemplated by the Asset Purchase Agreement, the Company sold to the Buyer specified assets relating to the Company’s zagociguat and CY3018 programs and the Buyer assumed certain liabilities relating thereto, including, but not limited to (i) liabilities, costs and expenses arising after the date of the Asset Purchase Agreement relating to the employment of certain Cyclerion employees and the conduct of certain preclinical and clinical trial activities prior to the closing of the transactions contemplated by the Asset Purchase Agreement, and (ii) liabilities relating to such assets to the extent relating to the period after the closing of the transaction. In consideration for such sale and assumption, at such closing the Company received proceeds of $8 million as cash consideration, $2.4 million as reimbursement for certain operating expenses related to such assets for the period between signing and closing of the Asset Purchase Agreement, and shares of common stock of the Tisento comprising 10% of the issued and outstanding equity securities of Tisento immediately following such closing, subject to certain protections against dilution.

Reverse Stock Split

On May 15, 2023, the Company filed Articles of Amendment to the Company's Restated Articles of Organization with the Secretary of Commonwealth of Massachusetts to effect a 1-for-20 reverse stock split of the Company's issued and outstanding shares of common stock. The reverse stock split was reflected on the Nasdaq Capital Market beginning with the opening of trading on May 16, 2023. No fractional shares were issued in connection with the reverse stock split. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect the reverse stock split for all periods presented.

At-the-Market Registration

On July 24, 2020, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof for an aggregate initial offering price not to exceed $150.0 million. The Shelf was declared effective as of July 31, 2020. On September 3, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering (the “ATM Offering”) under the Shelf. Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. The Company has sold 3,353,059 shares of its common stock for net proceeds of $12.5 million under the ATM Offering, since entering into the Sales Agreement. No shares of common stock have been issued or sold under the ATM Offering during the six months ended June 30, 2023 and June 30, 2022.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

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

This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future partnerships, equity or debt issuances, certain cost reduction measures and the potential milestones from the Akebia agreement cannot be considered probable at this time because these plans are not entirely within the Company’s control and/or have not been approved by the Board of Directors as of the date of these consolidated financial statements.

The Company's expectation to generate negative operating cash flows in the future and the need for additional funding to support its planned operations, raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company's ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

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

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the consolidated financial statements, the Company did not adopt any new accounting pronouncements during the six months ended June 30, 2023 that had a material effect on its condensed consolidated financial statements.

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

3. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of June 30, 2023, and December 31, 2022 (in thousands):

	Fair Value Measurements as of June 30, 2023:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,771	$—	$—	$4,771
Cash equivalents	$4,771	$—	$—	$4,771

	Fair Value Measurements as of December 31, 2022:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,357	$—	$—	$12,357
Cash equivalents	$12,357	$—	$—	$12,357

During the six months ended June 30, 2023 and 2022, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

The Company believes the carrying amounts of its prepaid expenses and other current assets, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these amounts.

4. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Software	2,168	$2,174
Computer equipment	—	7
Leasehold improvements	—	—
Property and equipment, gross	2,168	2,181
Less: accumulated depreciation and amortization	(2,168)	(2,181)
Property and equipment, net	$—	$—

As of June 30, 2023, and December 31, 2022, the Company’s property and equipment was primarily located in Boston, Massachusetts.

During the six months ended June 30, 2023. the Company did not record depreciation and amortization expenses. The company recorded approximately $0.1 million of depreciation and amortization expenses for the six months ended June 30, 2022.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued incentive compensation	$210	$238
Salaries	136	246
Accrued vacation	179	186
Professional fees	684	835
Accrued severance and benefit costs	144	809
Zagociguat/CY3018 Reimbursement	935	—
Other	175	68
Accrued expenses and other current liabilities	$2,463	$2,382

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of June 30, 2023 and December 31, 2022.

7. Leases

In May 2021 the Company signed a 12-month membership agreement to lease space with WeWork at 501 Boylston Street, Boston, Massachusetts, commencing on August 1, 2021. The agreement was extended for six months on August 1, 2022. The 12-month agreements and 6-month extension are accounted for as short-term leases. The Company recorded a de minimis amount of lease expense associated with the membership agreement during the three and six months ended June 30, 2023, respectively.

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

The Company determined that the licensed rooms represent a lease under ASC Topic 842 Leases. The Company obtained control of the rooms in the third quarter of 2021 and the prepaid rooms balance of approximately $1.4 million was reclassified from other assets to a ROU asset. The related lease expense is recognized on a straight-line basis over the lease term of 8.88 years. The Company recorded a de minimis amount, and $0.1 million of lease expense during the three and six months ended June 30, 2023 and June 30, 2022, respectively. The Company determined that the licensed services represent a non-lease component, which is recognized separately from the lease component for this asset class. The expense related to the licensed services is recognized on a straight-line basis over the period the services are received. The Company recorded a $0.1 million and $0.2 million for the three and six months ended June 30, 2023 and June 30, 2022, respectively. Both the lease expense and services expense are recognized as a component of research and development costs in the condensed consolidated statements of operations and comprehensive loss.

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

Cyclerion mirrored two of Ironwood Pharmaceuticals, Inc's. ("Ironwood") existing plans, the Amended and Restated 2005 Stock Incentive Plan (“2005 Equity Plan”) and the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan (“2010 Equity Plan"). These mirror plans were adopted to facilitate the exchange of Ironwood equity awards for Cyclerion equity awards upon the tax-free spin-off of Ironwood's sGC business (" the Separation") as part of the equity conversion. As a result of the Separation and in accordance with the Employee Matters Agreement between Ironwood and Cyclerion entered into as part of the Separation, employees of both companies retained their existing Ironwood vested options and received a pro-rata share of Cyclerion options, regardless of which company employed them post-Separation. For employees that were ultimately employed by Cyclerion, unvested Ironwood options and RSUs were converted to unvested Cyclerion options and RSUs.

The following table provides share-based compensation reflected in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$181	$793	$410	$1,623
General and administrative	198	906	395	1,843
	$379	$1,699	$805	$3,466

A summary of stock option activity for the six months ended June 30, 2023, is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2022	365,216	$184.45	5.8	20
Granted	4,000	3.82
Exercised	—	0.00
Cancelled or forfeited	(34,860)	251.45
Outstanding as of June 30, 2023	334,356	$175.30	5.6	$1.20
Exercisable at June 30, 2023	257,214	$214.89	4.9	$—

As of June 30, 2023, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options held by the Company’s employees is $1.5 million and the weighted average period over which that expense is expected to be recognized is 3.2 years.

A summary of RSU activity for the six months ended June 30, 2023 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2022	40,772	$15.30
Granted	—	—
Vested	(3,375)	41.72
Forfeited	(3,035)	13.73
Unvested as of June 30, 2023	34,362	$12.84

As of June 30, 2023, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested restricted stock units by the Company’s employees is $0.1 million and the weighted-average period over which that expense is expected to be recognized is 0.3 years.

The Company has granted to certain employees stock options containing market conditions that vest upon the achievement of specified price targets of the Company’s share price for a period through December 31, 2024. Vesting is measured based upon the average closing price of the Company’s share price for any thirty consecutive trading days, subject to certain service requirements. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award, ranging from approximately 4.0 to 4.6 years. The Company accelerates expense when a stock price target is achieved prior to the derived service period. As of June 30, 2023, there were 15,000 outstanding stock options containing market conditions with a weighted average exercise price of $40.20. As of June 30, 2023, there was a de minimis amount of unrecognized compensation costs related to stock options containing market conditions, which is expected to be recognized over a weighted-average period of 0.77 years.

9. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss (in thousands)	$(4,181)	$(13,388)	$(11,135)	$(26,366)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	2,282	2,173	2,229	2,172
Net loss per share — basic and diluted	$(1.83)	$(6.16)	$(5.00)	$(12.14)

We exclude shares of common stock related to stock options and RSUs from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock Options	$334,356	420,666	$334,356	$420,666
RSUs	34,362	2,624	34,362	2,624
	$368,718	$423,290	$368,718	$423,290

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

Included in compensation expense is a de minimis amount and approximately $0.1 million related to the defined contribution 401(k) Savings Plan for the three and six months ended June 30, 2023, respectively, and a de minimis amount, and approximately $0.2 million for the three and six months ended June 30, 2022, respectively.

11. Workforce Reduction

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

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the six months ended June 30, 2023 (in thousands):

	Amounts accrued at December 31, 2022	Charges	Amount paid	Adjustments	Amounts accrued at June 30, 2023
Workforce reduction	$(809)	$(127)	$791	$—	$(144)
Total	$(809)	$(127)	$791	$—	$(144)

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

The Company determined the Supply Agreement has stand-alone value under the scope of ASC 606 and should not be combined with the Akebia License Agreement. Given that the Supply Agreement can be terminated at any time without cause with 30 days' notice, the Company deemed the Supply Agreement to be a month-to-month contract. The manufacturing of the Initial Supply by the Company represents a single performance obligation and consideration related to the manufacturing costs will be recognized over time as costs are incurred. The Company recorded approximately $0.1 million, and $0.3 million as revenue from the Supply Agreement in the three and six months ended June 30, 2022, respectively. There was no revenue recognized as part of the Supply Agreement in the six months ended June 30, 2023.

13. Grant Revenue

In August 2021, the Company was approved to receive funding from the PTC Grant for the Phase 2 study of CNS sGC stimulation in AD with vascular features. The granting period was July 1, 2021, to December 31, 2022, and the Company receive an award of $2 million. The Company determined that this transaction is non-reciprocal as there is not considered to be a commensurate value exchanged with the Alzheimer's Association as the funding provider. Where commensurate value is not exchanged for goods and services provided, a recipient assesses whether the grant is conditional or unconditional. The Company considered all conditions and barriers associated with this grant and determined the grant is conditional and revenue will be recognized upon achieving certain milestones and incurring internal costs specifically covered by this grant. Under ASC 958-605, revenues will be recognized as the Company incurs expenses related to the PTC Grant.

The Company incurred no costs associated with the grant for the three and six months ended June 30, 2023, compared to approximately $0.7 million of expenses associated with the grant for the six months ended June 30, 2022.

14. Subsequent Events

On July 19, 2023, the Company received authorization and approval by its shareholders on the Asset Purchase Agreement.

On July 28, 2023, the Company closed the transactions contemplated by the Asset Purchase Agreement receiving proceeds of $8 million as cash consideration, approximately $2.4 million as reimbursement for certain operating expenses related to zagociguat and CY3018 programs for the period between signing and closing of the transaction, and 10% of all of Tisento Therapeutics Holdings Inc. outstanding equity securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the corresponding notes included in this Quarterly Report on Form 10-Q, as well as the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those referenced or set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company on a mission to develop treatments for serious diseases. Our portfolio includes novel soluble guanylate cyclase ("sGC") stimulators that modulate a key node in a fundamental signaling network in both the central nervous system ("CNS") and the periphery. The nitric oxide ("NO") soluble guanylate cyclase ("sGC") cyclic guanosine monophosphate ("cGMP") signaling pathway is a fundamental mechanism that precisely controls key aspects of physiology throughout the body. The NO-sGC-cGMP. pathway regulates diverse and critical biological functions and has been successfully targeted with several drugs.

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

Zagociguat and CY3018 are orally administered CNS-penetrant sGC stimulators. On July 28, 2023, Tisento purchased zagociguat and CY3018 in exchange for $8 million in cash consideration, $2.4 million as reimbursement for certain operating expenses related to zagociguat and CY3018 for the period between signing and closing of the transaction, and 10% of all of Tisento's outstanding equity securities.

Cyclerion continues to evaluate other activities aimed at enhancing shareholder value, which may potentially include collaborations, licenses, mergers, acquisitions, and/or other targeted investments. No such activities are currently pending.

The following table summarizes our research and development expenses, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the three and six months ended June 30, 2023 and 2022. The product pipeline expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, which are presented by development candidates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Product pipeline external costs:
Zagociguat	(51)	5,047	2,243	9,532
CY3018	(116)	1,463	(58)	2,396
Discovery research	—	220	30	366
Total product pipeline external costs	(167)	6,730	2,215	12,294
Personnel and related internal costs	795	2,703	1,868	5,987
Facilities and other	258	785	576	1,680
Total research and development expenses	$886	$10,218	$4,659	$19,961

Securing regulatory approvals for new drugs is a lengthy and costly process. Any failure by us or our partners to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product candidate development efforts and our business overall.

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

All research and development expenses are expensed as incurred. We defer and capitalize nonrefundable advance payments we make for research and development activities until the related goods are received or the related services are performed. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Critical Accounting Policies and Estimates.

Results of Operations

The revenue and expenses reflected in the consolidated financial statements may not be indicative of revenue and expenses that will be incurred by us in the future. The following discussion summarizes the key factors we believe are necessary for an understanding of our consolidated financial statements.

Revenues and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues:
Revenue from development agreement	—	72	(72)	(100)%	—	297	(297)	100%
Revenue from grants	—	234	(234)	(100)%	—	720	(720)	(100)%
Total revenues	—	306	(306)	(100)%	—	1,017	(1,017)	(100)%
Cost and expenses:
Research and development	886	10,218	(9,332)	(91)%	4,659	19,961	(15,302)	(77)%
General and administrative	3,357	3,521	(164)	(5)%	6,626	7,473	(847)	(11)%
Total cost and expenses	4,243	13,739	(9,496)	(69)%	11,285	27,434	(16,149)	(59)%
Loss from operations	(4,243)	(13,433)	9,190	(68)%	(11,285)	(26,417)	15,132	(57)%
Interest and other income, net	62	45	17	38%	150	51	99	194%
Net loss	$(4,181)	$(13,388)	$9,207	(69)%	$(11,135)	$(26,366)	$15,231	(58)%

Revenues. The decrease in revenue of approximately $0.3 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, can be attributed primarily to approximately $0.2 million received from the PTC Grant and approximately $0.1 million of revenue generated from the Akebia Supply Agreement in the three months ended June 30, 2022.

The decrease in revenue of approximately $1.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 can be attributed to approximately $0.7 million received from the PTC Grant and approximately $0.3 million of revenue generated from the Akebia Supply Agreement in the six months ended June 30, 2022.

Research and development expense. The decrease in research and development expense of approximately $9.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was driven by decreases of approximately $1.3 million in salaries and other employee-related expenses, approximately $0.6 million in non-cash stock-based compensation, approximately $0.5 million in professional services, and approximately $6.9 million in external research costs. The decrease in external research cost was driven by decreases of approximately $5.1 million associated with the zagociguat clinical trials, approximately $1.6 million for CY3018 costs, and approximately $0.2 million in discovery research.

The decrease in research and development expense of approximately $15.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was driven by decreases of approximately $3.0 million in salaries and other employee-related expenses, approximately $1.2 million in non-cash stock-based compensation, approximately $1.0 million in professional services, and approximately $10.1 million in external research costs. The decrease in external research cost was driven by decreases of approximately $7.3 million associated with the zagociguat clinical trials, approximately $2.5 million for CY3018 costs, and approximately $0.3 million in discovery research.

General and administrative expense. The decrease in general and administrative expenses of approximately $0.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily driven by decreases of approximately $0.7 million in stock-based compensation, approximately $0.7 million in professional services, and approximately $0.3 million in salary expense, partially offset by an increase of approximately $1.5 million in legal fees associated with corporate strategic initiatives.

The decrease in general and administrative expenses of approximately $0.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by decreases of approximately $1.4 million in non-cash stock-based compensation, approximately $0.6 million in salaries and other employee-related costs, approximately $0.6 million in professional services, partially offset by an increase of $1.7 million in legal fees associated with corporate strategic initiatives.

Interest and other income increased by approximately $0.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to an increase of approximately $0.1 million in interest income driven by higher interest rates.

Liquidity and Capital Resources

On September 3, 2020, the Company entered into the Sales Agreement with Jefferies with respect to the ATM Offering under the Shelf. Under the ATM Offering, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company will pay to Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. The Company has sold 3,353,059 shares of its common stock for net proceeds of $12.5 million under the ATM Offering since entering into the Sales Agreement, with no shares of common stock issued or sold under the ATM Offering during the six months ended June 30, 2023.

On May 19, 2023, we sold 225,000 shares of our common stock, pursuant to a Common Stock Purchase Agreement, and 351,037 shares of Series A Preferred Stock, to our CEO, for total gross proceeds of approximately $5 million. There were no material fees or commissions related to the transaction.

On July 28, 2023, the Company closed the Asset Purchase Agreement receiving proceeds of $8 million as cash consideration, approximately $2.4 million as reimbursement for certain operating expenses related to zagociguat and CY3018 programs for the period between signing and closing of the transaction, and 10% of all of Buyer Parent's outstanding equity securities.

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

On June 30, 2023, we had approximately $5.6 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

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

The Company has incurred recurring losses since its inception, including a net loss of $11.1 million for the six months ended June 30,2023. In addition, as of June 30, 2023, the Company had an accumulated deficit of $270.3 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2023, will not be sufficient to fund operations for at least the next twelve months from the date of issuance of these consolidated financial statements and the Company will need to obtain additional funding. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

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

Reverse Stock Split

On May 15, 2023, the Company filed Articles of Amendment to the Company's Restated Articles of Organization with the Secretary of Commonwealth of Massachusetts to effect a 1-for-20 reverse stock split of the Company's issued and outstanding shares of common stock. The reverse stock split was reflected on the Nasdaq Capital Market beginning with the opening of trading on May 16, 2023. No fractional shares were issued in connection with the reverse stock split. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect the reverse stock split for all periods presented.

Cash Flows

The following is a summary of cash flows for the years ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Net cash used in operating activities	$(12,769)	$(23,653)	$10,884	(46)%
Net cash provided by financing activities	$5,024	$17	$5,007	100%

Cash Flows from Operating Activities

Net cash used in operating activities was $12.8 million for the six months ended June 30, 2023 compared to $23.7 million for the six months ended June 30, 2022. The decrease in net cash used in operations of $10.9 million primarily relates to a decrease in our net loss of 15.2 million, partially offset by a decrease of approximately $2.7 million in stock-based compensation, and an increase of approximately $1.6 million in working capital accounts.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 of $5.0 million was due to cash received from the May 2023 stock purchase agreement of $5 million. There was a de minimis amount of financing activity in the six months ended June 30, 2022.

Funding Requirements

We expect our expenses to fluctuate as we continue to maintain out-license opportunities and seek to broaden our portfolio through in-licensing of complementary CNS assets. Based on our cash and cash equivalents position as of June 30, 2023 and our planned operating expenses and capital expenditure requirements there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date of this Quarterly Report on Form 10-Q. We will need to raise additional capital in upcoming periods, which may not be available on acceptable terms, if at all. Failure to obtain necessary capital when needed may delay development of our product candidates, halt new development phases, or other operations.

Because of the many risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our expenses will fluctuate, and our future funding requirements will depend on, and could increase or decrease significantly as a result of many factors, including the:

•
scope, progress, results and costs of researching and developing our current and future product candidates, and conducting preclinical studies and clinical trials;
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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2023, we had no uncertain tax positions.

Other Funding Commitments

As of June 30, 2023, we had, and continue to have, several ongoing studies. Our most significant clinical trial spending is with clinical research organizations, or CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any significant cancellation penalties.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes from the risk factors previously disclosed therein, except as set forth below;

We will have a risk of inadvertently being deemed to be an investment company that is required to register under the Investment Company Act of 1940, which would have a material adverse effect on the Company.

As a result of the transactions pursuant to the Asset Purchase Agreement, we have a risk of inadvertently being deemed to be an investment company that is required to register under the Investment Company Act of 1940 (the “Investment Company Act”) because a significant portion of our assets will consist of our ownership shares in Tisento, which will constitute less than a majority ownership of Tisento. If we are deemed to be an inadvertent investment company, we may seek to rely on a safe harbor under the Investment Company Act that would provide us a one-year grace period to take steps to avoid being deemed to be an investment company. Any actions taken to avoid being deemed an investment company could have a material adverse effect on our results of operations and financial condition, and there can be no assurance we would succeed in avoiding such status. If we were unsuccessful, then we would have to register as an investment company, and we would be subject to burdensome and perhaps unsustainable statutory provisions and regulations. If we were deemed to be an investment company and did not, or could not register, or could not comply as an investment company when required to do so, we would be materially adversely affected.

Item 5. Other Information

On July 28, 2023, the transactions contemplated by the Asset Purchase Agreement were consummated. Upon the closing, the Company sold to the Buyer specified assets relating to the Company’s zagociguat and CY3018 programs and the Buyer assumed certain liabilities relating thereto, including, but not limited to (i) liabilities, costs and expenses arising after the date of the Asset Purchase Agreement relating to the employment of certain Cyclerion employees and the conduct of certain preclinical and clinical trial activities prior to the closing of the transactions contemplated by the Asset Purchase Agreement, and (ii) liabilities relating to such assets to the extent relating to the period after the closing of the transaction. In consideration for such sale and assumption, at such closing the Company received proceeds of $8 million as cash consideration, reimbursement for certain operating expenses related to such assets for the period between signing and closing of the Asset Purchase Agreement, and shares of common stock of the Tisento comprising 10% of the issued and outstanding equity securities of Tisento immediately following such closing, subject to certain protections against dilution.

The foregoing summary is qualified entirely by reference to the Asset Purchase Agreement, a copy of which is incorporated by reference herein as Exhibit 10.3, which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on May 11, 2023 (File No. 001-38787).

Information about the Asset Purchase Agreement is being disclosed under this Part II, Item 5 in lieu of separate disclosure under Item 2.01 of Form 8-K.

Item 6. Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement, effective June 26, 2023, by and between Cyclerion Therapeutics, Inc. and Cheryl Gault
10.2

Articles of Amendment to the Restated Articles of Organization of Cyclerion Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 15, 2023 (File No. 001-38787)

10.3

Asset Purchase Agreement, dated as of May 11, 2023, among Cyclerion Therapeutics, Inc. and JW Celtics Investment Corp. and JW Cycle Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 11, 2023 (File No. 001-38787)

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

Date: July 28, 2023