Form 10-K
period 2023-12-31
Cyclerion Therapeutics, Inc.
filed 2024-03-05
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.1 million, computed using the closing price on that day of $4.12.

As of February 29, 2024, there were 2,710,096 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•
our plans with respect to the development, manufacture or sale of our current product candidates and potential future product candidates we may acquire or license and associated timing thereof, including the design and results of pre-clinical and clinical studies;
•
there is substantial doubt regarding our ability to continue as a going concern;
•
the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching and commercializing our current and potential future product candidates;
•
the risks in our investment in Tisento tied to Tisento developing, obtaining regulatory approval for, launching and commercializing their product candidates;
•
the uncertainty as to any liquidity or monetizable value of our equity interest in Tisento, which faces all the risks of an early-stage pharmaceutical development company;
•
our relationships with third parties, collaborators and our employees;
•
our ability to execute our strategic priorities;
•
our ability to finance our operations and business initiatives;
•
maintaining our Nasdaq listing;
•
our ability to enter into collaboration or license agreements of our current product candidates and potential future product candidates;
•
our ability to access capital, capabilities, and transactions necessary to advance the development of our current product candidates and potential future product candidates;
•
whether any development, regulatory, and commercialization milestones or royalty payments provided for in the agreement with Akebia will be achieved;
•
the impact on our business of workforce and expense reduction initiatives;
•
the safety profile and related adverse events of our current and potential future product candidates;
•
the efficacy and perceived therapeutic benefits of our current and potential future product candidates, their potential indications and their market potential;

•
U.S. and non-U.S. regulatory requirements, including any post-approval development and regulatory requirements, and the ability of our current and potential future product candidates to meet such requirements;
•
Our ability to obtain reimbursement from the U.S. government and third-party payors for our current and potential future product candidates if and when commercialized;
•
our ability to attract and retain employees needed to execute our business plans and strategies and our ability to manage the impact of any loss of key employees;
•
our ability to obtain and maintain intellectual property protection for our current and potential future product candidates and the strength thereof;
•
the risk that third parties may allege we infringe their intellectual property rights;
•
our future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, real estate needs and concentration of voting control, as well as the timing and drivers thereof, and internal control over financial reporting;
•
the coronavirus (“COVID-19”) pandemic may continue to disrupt our business, including our development activities;
•
trends and challenges in the markets for our potential products;
•
a determination that we constitute an investment company under the Investment Company Act of 1940, as amended, and if we are required to register thereunder, would have a material adverse effect on us;
•
our ability to compete with other companies that are or may be developing or selling products that are competitive with any current or potential future product candidates; and
•
the impact of government regulation in the life sciences industry, particularly with respect to healthcare reform.

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

Cyclerion became an independent public company on April 1, 2019 after Ironwood Pharmaceuticals, Inc., or Ironwood, completed a tax-free spin-off of its sGC business, which we refer to herein as the “Separation”. Cyclerion Securities Corporation, a wholly owned subsidiary, was incorporated in Massachusetts on November 15, 2019 and was granted securities corporation status in Massachusetts for the 2019 tax year.

At inception, Cyclerion was a biopharmaceutical company focused on the treatment of serious diseases with novel soluble guanylate cyclase ("sGC") stimulators in both the central nervous system (“CNS”) and the periphery. The nitric oxide (“NO”) sGC cyclic guanosine monophosphate (“cGMP”) signaling pathway is a fundamental mechanism that precisely controls key aspects of physiology throughout the body. The NO-sGC-cGMP pathway regulates diverse and critical biological functions in both the CNS and the periphery and has been successfully targeted with several drugs.

On July 28, 2023, the Company sold two of its CNS-penetrant sGC stimulator assets, - zagociguat and CY3018 – (the “Transferred Assets”) to Tisento in exchange for $8.0 million in cash consideration, $2.4 million as reimbursement for certain operating expenses related to the Transferred Assets for the period between signing and closing of the transaction, and 10% of all of Tisento’s parent’s outstanding equity securities at the time of the closing. See “Tisento Asset Purchase Agreement” below. Prior to the sale of the Transferred Assets, Cyclerion’s portfolio included novel sGC stimulators that modulate signaling networks in both the CNS and the periphery.

The following table is a high-level summary of Cyclerion’s portfolio assets prior to the sale:

Program	Indication(s)	Description	Status
Zagociguat (CNS-penetrant)

MELAS syndrome (mitochondrial encephalopathy, lactic acidosis, and stroke-like episodes syndrome), cognitive impairment associated with schizophrenia, and Alzheimer's Disease with Vascular Pathology (ADV)

Zagociguat is a CNS-penetrant sGC stimulator that has shown rapid improvements across a range of endpoints reflecting multiple domains of disease activity, including mitochondrial disease-associated biomarkers.

Sold to Tisento as part of the Asset Purchase Agreement.
CY3018 (CNS-penetrant)	Neuropsychiatric	CY3018 is a CNS-penetrant sGC stimulator in preclinical development that has potential for the treatment of neuropsychiatric diseases and disorders.	Sold to Tisento as part of the Asset Purchase Agreement
Olinciguat (peripheral)	Cardiovascular	Olinciguat is a vascular sGC stimulator that the Company	Management plans to seek to out-license olinciguat

intends to out-license for cardiovascular diseases.
Praliciguat (peripheral)	Focal Segmental Glomerulosclerosis (FSGS)	Praliciguat is a systemic sGC stimulator that is licensed to Akebia for the treatment of rare kidney disease.	Out-licensed to Akebia

Although all assets that were within Cyclerion’s portfolio were sGC stimulators, the Transferred Assets sold to Tisento are uniquely different from the assets retained by Cyclerion (olinciguat and praliciguat). The Transferred Assets have high exposure to the CNS (i.e., CNS-penetrant sGC stimulators) and the Cyclerion retained assets are peripheral sGC stimulators. The retained assets are therefore not interchangeable with the Transferred Assets and do not provide the same benefit in CNS and correspondingly the Transferred Assets do not provide the same potential benefit for systemic/vascular diseases.

Cyclerion assets which have been retained are either currently out-licensed (praliciguat) or management is seeking to out-license (olinciguat). The Company’s prior strategy to conduct research and development on sGC stimulators for CNS has been discontinued subsequent to the sale of the Transferred Assets. Cyclerion does not intend to internally pursue research and development or commercialization with any type of sGC assets. Cyclerion intends to utilize royalties and milestones from olinciguat and praliciguat out-licensing to build a new portfolio and advance the development of those new assets.

Research and Development Programs

The following table presents the status of our retained sGC stimulator assets:

In addition to activities related to the retained assets, Cyclerion continues to evaluate other activities to enhance shareholder value, which include potentially acquiring new assets which Cyclerion believes may have promise, as well as potential collaborations, licenses, mergers, acquisitions and/or other targeted investments.

Cyclerion GmbH, a wholly owned subsidiary, was incorporated in Zug, Switzerland on May 3, 2019. The functional currency is the Swiss franc. The liquidation process for Cyclerion GmbH has been concluded and the subsidiary is pending deregistration from the commercial registry.

Akebia License Agreement

On June 3, 2021, the Company and Akebia entered into a License Agreement (the “Akebia License Agreement”) relating to the exclusive worldwide license by the Company to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing the pharmaceutical compound known as praliciguat and other related products and forms thereof enumerated in the License Agreement. Pursuant to the Akebia License Agreement, Akebia will be responsible for all future research, development, regulatory, and commercialization activities for the out-licensed Praliciguat products.

Akebia paid a $3.0 million up-front payment to the Company upon signing of the Akebia License Agreement and the Company is eligible to receive additional milestone cash payments of up to $585 million in total potential future development, regulatory, and commercialization milestone payments for Praliciguat. In addition to these cash milestone payments, Akebia will pay the Company tiered royalty payments on net sales in certain major markets at percentages ranging from the mid-single digits to the high-teens, subject to certain reductions and offsets.

Unless earlier terminated, the Akebia License Agreement will expire on a product-by-product and country-by-country basis upon the expiration of the last royalty term, which ends upon the longest of (i) the expiration of the patents licensed under the Akebia License Agreement, (ii) the expiration of regulatory exclusivity for such product, and (iii) 10 years from first commercial sale of such product. Akebia may terminate the Akebia License Agreement in its entirety or only with respect to a particular licensed compound or product upon 180 days’ prior written notice to Cyclerion, subject to certain obligations to license back to Cyclerion licensed compounds and candidates and related assets. The parties also have customary termination rights, subject to a cure period, in the event of the other party’s material breach of the Akebia License Agreement or in the event of certain additional circumstances.

Tisento Asset Purchase Agreement

On May 11, 2023, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with an investor group that included Peter Hecht (our former CEO), JW Celtics Investment Corp and JW Cycle Inc. which subsequently changed their names to Tisento Therapeutics Holdings Inc. (“Tisento Parent”) and Tisento Therapeutics Inc. (“Tisento”). Upon the closing on July 28, 2023 following receipt of approval by the Cyclerion stockholders of the transactions contemplated by the Asset Purchase Agreement, the Company sold to Tisento the Transferred Assets and Tisento assumed certain liabilities relating thereto, including, but not limited to (i) liabilities, costs and expenses arising after the date of the Asset Purchase Agreement relating to the employment of certain Cyclerion employees and the conduct of certain preclinical and clinical trial activities prior to the closing of the transactions contemplated by the Asset Purchase Agreement, and (ii) liabilities relating to such assets to the extent relating to the period after the closing of the transaction. In consideration for such sale and assumption, at the closing the Company received proceeds of $8.0 million as cash consideration, $2.4 million as reimbursement for certain operating expenses related to such assets for the period between signing and closing of the Asset Purchase Agreement, and shares of common stock of Tisento Parent comprising 10% of the then issued and outstanding equity securities of Tisento Parent immediately following such closing, subject to certain protections against dilution.

Under the terms of the Asset Purchase Agreement, Cyclerion has agreed not to compete with Tisento from July 28, 2023 through the July, 2028 either alone or directly or indirectly with or through any affiliate or third party, initiate IND-enabling preclinical development, develop, commercially manufacture, commercialize, or otherwise exploit any compound or product that is (A) a CNS-penetrant sGC stimulator, (B) developed for the treatment of a program indication, and (C) reasonably expected to compete with any compound or product in a purchased program for the treatment of a program indication (any such compound or product, a “Cyclerion Competing Product”) anywhere in the world, or (ii) license, convey, grant, or otherwise transfer any rights to any third party to initiate IND-enabling preclinical development, develop, commercially manufacture, commercialize, or otherwise exploit a Cyclerion Competing Product anywhere in the world.

Our Strategy

Although the Company has shifted its strategy to build a new portfolio of non-sGC stimulator assets within the CNS therapeutic area, our mission remains to advance treatments for serious diseases. If the Company identifies suitable new assets outside of the sGC stimulator space, the Company will seek to raise funds and build an organization suitable to advance these assets. The Company’s goal is to find the best combination of capital, capabilities, and transactions that will enable the advancement of current and any future assets the Company may acquire for patients in a way that maximizes shareholder value.

Intellectual Property

We protect the intellectual property and proprietary technology that we believe is important to our business, including by pursuing and maintaining U.S. and foreign patents that cover our product candidates and compositions, their methods of use and the processes for their preparation, as well as any other relevant inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

We have nineteen issued U.S. patents, nine pending U.S. patents applications and numerous foreign patents and pending patent applications. Patent families are filed either as utility U.S. patents or under an international patent law treaty (PCT) that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the 157 contracting states, followed by the process of entering national phase, which requires a separate application in each of the member states in which national patent protection is sought.

The technology underlying our sGC patents and pending patent applications has been developed by us and was not acquired from any in-licensing agreement. We own all of the issued patents and pending applications.

The intellectual property portfolios for our most advanced product candidates (praliciguat and olinciguat) are summarized below.

Praliciguat Patent Portfolio

Our praliciguat patent portfolio includes 13 U.S. issued patents, five pending U.S. patent applications, and numerous patents and pending patent applications in foreign jurisdiction.

One of the U.S. patents, US 9,481,689, which will expire in 2034, is directed to praliciguat and pharmaceutical compositions thereof. The term of this U.S. patent may be eligible for patent term extension as described below. Three other U.S. patents, US 8,748,442, US 9,139,564, and 10,189,809, expire in 2031, and provide generic coverage of praliciguat and intermediates used in the preparation of praliciguat, as well as compounds related to praliciguat, respectively. A fifth U.S. patent, US 10,183,021 will expire in 2034 and is directed to the treatment of resistant hypertension with praliciguat or combinations of praliciguat and known anti-hypertensives. A sixth U.S. patent, US 209,639,308 will expire in 2034 and is directed to the treatment of diabetic nephropathy with praliciguat or combinations of praliciguat with other agents. The seventh U.S. patent, US 10,927,136 covers phosphorus prodrugs of praliciguat and will expire in 2037. The eighth U.S. Patent, US 11,389,449, is directed to the treatment of metabolic syndrome with praliciguat and will expire in 2038. The ninth U.S. Patent, US 11,357,777, is directed to the treatment of NASH with praliciguat and other compounds and will expire in 2039. The tenth to thirteen, U.S. Patents, US 11,319,308 (expiring in 2039), US 11,773,089 (expiring in 2037), US 11,274,096 (expiring in 2039) and US 11,708,361 (expiring in 2039) are directed to the syntheses of praliciguat or of intermediates useful in the manufacture of praliciguat.

Two pending U.S. patent applications that, if issued, will expire in 2031 and 2034, respectively, provide generic coverage for praliciguat. One additional U.S. patent application that, if issued, will expire in 2037 provides coverage for methods of large-scale preparation of praliciguat. We also have a pending U.S. application directed to a praliciguat formulation, that, if issued, will expire in 2036.

Another of the U.S. pending applications is directed to methods of treating diabetic nephropathy with praliciguat, and if issued, will expire in 2040 or later.

Furthermore, we have eight granted European patents, one expiring in 2031, another one in 2032, a third one in 2034, a fourth one in 2036, a fifth to seventh ones in 2037, and the eighth one in 2039, each of them validated in multiple countries or registered in multiple countries as an European Unitary Patent; nine granted Japanese patents, one expiring in 2031, another in 2034, two in 2036, four others in 2037 and one in 2039; seven granted Chinese patents, two expiring in 2031, one in 2032, three in 2034, and one expiring in 2037; and a large number of issued patents in foreign jurisdictions expiring between 2031 and 2039. Some of these patents may be eligible for patent term extension depending on the jurisdiction. We also have numerous patent applications pending in foreign jurisdictions.

Olinciguat Patent Portfolio

Our olinciguat patent portfolio includes thirteen U.S. issued patents, five pending U.S. patent applications and numerous patents and pending applications in foreign jurisdictions.

One of the U.S. patents, US 9,586,937, which will expire in 2034, is directed to olinciguat and pharmaceutical compositions thereof. The term of this U.S. patent may be eligible for patent term extension as described below. Three other U.S. patents, US 8,748,442, US 9,139,564, and US 10,189,809, expire in 2031, and provide generic coverage of olinciguat, intermediates used in the preparation of olinciguat, and compounds related to olinciguat, respectively. Another U.S. patent, US 10,517,874, which will expire in 2034 is directed to the treatment of SCD using olinciguat alone or in combinations with other therapeutic agents. Two additional U.S. issued patents, US 10,889,577, and US 11,572,358, will expire in 2037 and are directed to polymorphs of olinciguat. The eighth issued patent, US 11,207,323, will expire in 2034 and provides coverage for stereoisomers of olinciguat. Four more U.S. issued patents, US 11,319,308 (expiring in 2039), US 11,773,089 (expiring in 2037), US 11,274,096 (expiring in 2039), and US 11,834,444 (expiring in 2038 or potentially later) are directed to the chiral syntheses of olinciguat or the syntheses of intermediates useful in the manufacture of olinciguat. The last U.S. Patent, US 11,357,777, is directed to the treatment of NASH with olinciguat and other compounds and will expire in 2039.

One pending U.S. patent application, if issued, will expire in 2037 and provides additional coverage for polymorphs of olinciguat. Another pending U.S. patent application, if issued, will expire in 2031, and provides generic coverage for olinciguat. Two pending U.S. patent applications are directed to processes and synthetic intermediates for preparing olinciguat and, if issued, will expire in 2039 and 2037, respectively. A pending US application is directed to the treatment of heart failure with preserved ejection fraction (HFpEF) in post-menopausal women with olinciguat and other sGC stimulators. If issued, the corresponding patent will expire in 2042.

Furthermore, we have nine granted European patents, one expiring in 2031, another in 2032, two in 2034, four in 2037, and one in 2039, each of them validated in multiple countries or registered in multiple countries as Unitary European Patents; eight granted Japanese patents, one expiring in 2031, three others in 2034, three expiring in 2037 and one in 2039; six granted Chinese patents, two expiring in 2031, another one in 2032, two more in 2034 and one in 2037; and a large number of issued patents in other foreign jurisdictions, expiring between 2031 and 2039. We also have numerous pending patent applications in foreign jurisdictions. Some of these patents may be eligible for patent term extension or the foreign jurisdiction equivalent, depending on the jurisdiction.

Patent Term

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application, assuming that all applicable maintenance or annuity fees are paid. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in that country, and the validity and enforceability of the patent.

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

Trade Secrets and Proprietary Information

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We typically rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We protect our proprietary information, including trade secrets and know-how, by establishing confidentiality agreements with our commercial partners, collaborators, scientific advisors, employees and consultants and invention assignment agreements with our employees, consultants, scientific advisors and contractors. These agreements generally provide that all confidential information developed or made known during the course of an individual or entities’ relationship with us must be kept confidential during and after the relationship. These agreements also typically provide that all inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. However, these agreements may be breached, and we may not have adequate remedies for any breach. We also take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators in accordance with GCP requirements. Each clinical trial must be reviewed and approved by an IRB for the sites at which the trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. The IRB also approves the informed consent form, including a privacy statement, which must be provided to each clinical trial participant or his or her legal representative, and must monitor the clinical trial until completed.

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

Submission and Review of an NDA

Assuming successful completion of the required nonclinical and clinical testing, the results of nonclinical studies and clinical trials, together with detailed information on the product’s manufacture, composition, quality controls and proposed labeling, among other things, are submitted to the FDA in the form of an NDA, requesting approval to market the product for one or more indications. The application must be accompanied by a significant user fee payment, which typically increases annually, although waivers may be granted in limited cases (e.g., for products that have received an Orphan Designation).

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

The FDA reviews NDAs to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with current GMP to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA typically will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities comply with current GMP. Additionally, the FDA will frequently inspect one or more clinical trial sites for compliance with GCPs and integrity of the data supporting safety and efficacy.

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

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, FDA will issue either an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug and is accompanied by specific prescribing information for specific conditions of use. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the submission identified by the FDA and may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either amend the NDA with data to address the raised concerns, resubmit the NDA addressing all the deficiencies identified in the letter, engage in dispute resolution with the FDA about the identified deficiencies in the CRL, or withdraw the application. Even with submission of this additional information, the FDA may ultimately decide that the re-submitted application does not satisfy the regulatory criteria for approval.

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

Generally, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same active component parts for the same indication for seven years from the date of such approval, except in limited circumstances. Competitors, however, may receive approval of different active component parts for the same indication or obtain approval for the same active component parts for a different indication. If one of our product candidates designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity.

Expedited Review and Approval Application Process

The FDA has various programs that are intended to expedite development and approval of drugs intended for the treatment of serious or life-threatening diseases or conditions and that demonstrate the potential to address unmet medical needs.

An application may be eligible for a “fast track” designation for a product that is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. Fast track designation provides opportunities for more frequent interactions with the FDA review team and permits FDA to consider sections of the NDA on a rolling basis before the complete application is submitted.

In addition, a sponsor can request designation of a product candidate as a “breakthrough therapy”. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor.

An application may be eligible for “accelerated approval” where the product candidate is intended to treat a serious or life-threatening illness and provides meaningful therapeutic benefit over existing treatments; applications eligible for accelerated approval may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA requires a sponsor to conduct confirmatory studies to verify the predicted effect on IMM or another clinical endpoint, and the product may be subject to expedited withdrawal procedures.

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

An NDA for a new chemical entity may receive five years of exclusivity, whereby the FDA will not accept for filing, with limited exceptions, a product seeking to rely upon the FDA’s findings of safety or effectiveness for such new chemical entity. An ANDA containing a paragraph IV patent certification can be filed after four years. Alternatively, an NDA may obtain a three-year period of non-patent market exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity for both drugs and biologics, and also unexpired Orange Book listed patents in the case of drugs. This six-month exclusivity may be granted if a sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. We are currently not anticipating acquiring any assets for severe pediatric applications.

Post-Approval Requirements

Following approval of a new product, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims and some manufacturing and supplier changes, are subject to prior FDA review and approval. There also are continuing annual user fee requirements for marketed products and the establishments where such products are manufactured, as well as new application fees for certain supplemental applications. The FDA may impose a number of post-approval requirements as a condition of approval of an NDA, such as Phase 4 clinical trials or a REMS.

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

We are currently not seeking to develop any new drug candidates for severe pediatric applications.

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

We believe PTC Therapeutics, Travere Therapeutics, Dimerix Limited, Vertex Pharmaceuticals, Chinook Therapeutics, Boehringer Ingelheim, River 3 Renal Corp, Astellas, Pfizer, Eli Lilly, Novartis, AstraZeneca, Bayer and Merck are our most direct competitors with respect to praliciguat, and olinciguat.

Competition within the sGC mechanism.

There is one major competitor that is actively developing sGC modulators. Bayer and Merck have an active collaboration on sGC stimulators, focused primarily on cardiovascular, pulmonary, and renal indications. They have two approved sGC stimulators, ADEMPAS® (riociguat), indicated for pulmonary arterial hypertension (“PAH) and chronic thromboembolic pulmonary hypertension (“CTEPH”), which is a rare and potentially fatal form of elevated blood pressure in the lungs (known as pulmonary hypertension) and VERQUVO® (vericiguat) for heart failure with reduced ejection fraction (HFrEF). We are not aware of any efforts to develop sGC modulators for treatment of CNS diseases.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We intend to depend on third-party contract manufacturing organizations, or CMOs, for all our requirements of raw materials, drug substance and drug products for clinical trials and nonclinical research. We intend to continue to rely on CMOs for the supply of our retained assets for all stages of clinical development and commercialization, as well as for the supply of any other product candidates that we may identify. We require all our CMOs to conduct manufacturing activities in compliance with current GMP requirements.

Human Capital Resources

As a small, innovative company, if in the future we elect to start growing our internal operations, our success will depend on attracting, retaining and motivating highly skilled and experienced scientific, medical and other personnel. We plan to provide compensation and benefits programs which may include competitive salaries, potential annual discretionary bonuses, stock awards, a 401(k) plan with employer match, healthcare and insurance benefits, health savings and flexible spending accounts, unlimited vacation time, among other benefits. Our employees will be further guided by our code of conduct and our cultural values of seeking to serve patients, acting with integrity, empowering people and innovating for solutions.

Employee Profile

During the year ended December 31, 2023, we initiated major reductions in our workforce in connection with the sale of the Transferred Assets to Tisento and change to the Company’s strategy.

As of December 31, 2023, we had one employee and several consultants. We may in the future seek to expand our employee base and also outsource certain functions to other firms.

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
•
There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, if at all to continue as a going concern and advance our current and any potential future product candidates. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations. Raising additional capital may dilute our existing shareholders, restrict our operations or cause us to relinquish valuable rights.
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
•
The risks in our investment in Tisento tied to Tisento developing, obtaining regulatory approval for, launching and commercializing their product candidates.
•
The uncertainty as to any liquidity or monetizable value of our equity interest in Tisento, which faces all the risks of an early-stage pharmaceutical development company.
•
Akebia may not be successful in developing and commercializing any therapies through the praliciguat out-license with the Company.
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
•
Our prospects for success depend on our ability to attract, retain and motivate qualified personnel.
•
We may need to expand our organization and we may experience difficulties in managing growth of our employee base.
•
We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.
•
We could fail to maintain proper and effective internal controls and our ability to produce accurate and timely financial statements could be impaired.
•
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; interruptions to our commercial operations, clinical trials or other operations; harm to our reputation; loss of revenue or profits; loss of sales and other adverse consequences.
•
If we or any contract manufacturers and suppliers we engage fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur.
•
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, or the FCPA, and other worldwide anti-bribery laws.
•
Any future failure to comply with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

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
•
The COVID-19 pandemic and future pandemics may disrupt our business, including our development activities.

Risks Related to Our Financial Position and Capital Needs

As we are a biopharmaceutical company with a limited operating history and no products approved for commercial sale, valuing our business and predicting our prospects are challenging.

We are a biopharmaceutical company that was incorporated in 2018. Our business was conducted within Ironwood prior to that time, and we had no history as an independent company prior to the completion of the separation which occurred in 2019. We are developing a pipeline of sGC stimulators, but we have no products approved for commercial sale, and we have never generated revenue from product sales. Our operating activities to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, pursuing partnership opportunities, and conducting early-stage clinical trials for our product candidates.

To date, we have not obtained marketing approval for any of our product candidates; engaged on our own or through a third party, in commercial scale manufacturing or conducted sales and marketing activities necessary for the successful commercialization of our product candidates. Our short operating history offers limited insight into our prospects for success or even viability. We expect our operating performance to fluctuate. We will encounter challenges frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields and we have not yet demonstrated an ability to successfully navigate such challenges. If we do not successfully address the challenges we face, our business, prospects, financial condition and results of operations will be materially harmed.

Our business has incurred significant losses and we anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated revenue from product sales and may never be profitable.

Our business has incurred operating losses due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations. Our net losses for the years ended December 31, 2023 and 2022 were $5.3 million and $44.1 million, respectively. We expect to incur significant losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates.

Our ability to generate revenue from our current and any potential future product candidates and achieve profitability depends on our ability, alone or with strategic partners, to complete the development of, and obtain the necessary regulatory and essential pricing and reimbursement approvals to commercialize, our product candidates. We do not know when, if ever, we will generate revenues from sales of our product candidates.

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

There is substantial doubt regarding our ability to continue as a going concern. As of December 31, 2023, we had unrestricted cash and cash equivalents of approximately $7.6 million. Our management believes that such cash and cash equivalents will not be sufficient to fund our operating expenses and capital requirements for one year after the date the financial statements are issued, whether or not we curtail efforts with respect to certain of our current and future product candidates. We will require significant additional funding to advance any of our product candidates beyond the short term and to sustain our operations.

We intend to seek funds through collaborations, strategic alliances, or licensing arrangements with third parties. Such agreements may adversely impact retained rights to our assets, technologies, future revenue streams and programs, especially those that receive regulatory approval.

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

Risks Related to our Business and Industry

Our approach to the discovery and development of product candidates for the treatment of serious diseases may never lead to marketable products.

The development of drug therapies presents unique challenges., including an imperfect understanding of the biology, a frequent lack of translatability of nonclinical study results in subsequent clinical trials and dose selection, and the product candidate having an effect that may be too small to be detected using the outcome measures selected in clinical trials or if the outcomes measured do not reach statistical significance. Our future success is highly dependent on the successful development of our technology and our current and any potential future product candidates. The scientific evidence to support the feasibility of developing our current product candidates is both preliminary and limited. If we do not successfully develop and commercialize product candidates, we will not become profitable and the value of our common stock may decline.

Research and development of biopharmaceutical products is inherently risky. We may encounter substantial delays in our activities, including our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities in the development of products to treat patients with serious diseases.

Our business depends heavily on the successful development, clinical testing, regulatory approvals and commercialization of olinciguat and praliciguat (out-licensed to Akebia), our retained systemic sGC stimulators and any future potential product candidates we may acquire or license as well as both the Transferred Assets product candidates we have sold to Tisento. Any of our current or potential product candidates will require regulatory approval.

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

Identifying and qualifying participants to participate in any clinical studies of our product candidates would be critical to the success of those clinical trials as well as the product candidates we have out-licensed to Akebia and the Transferred Assets sold to Tisento. The timing of any clinical studies will depend in part on the speed at which participants can be recruited to participate in testing these product candidates. Estimates of the prevalence of target indications may vary considerably. Determining the incidence of these conditions, including in specific geographies or demographic groups, would be challenging. The lower the actual prevalence of these conditions, the more challenges would be encountered enrolling participants in those clinical studies, which could delay development of those product candidates. Clinical trial enrollment may also encounter difficulties for a variety of other reasons. The number of participants eligible for a clinical trial may be substantially limited by stringent eligibility criteria in a study protocol, such as the inclusion of biomarker-driven identification or other highly specific criteria related to stage of disease progression or to specific patient reported outcome measures. The number of participants required to power the statistical analysis of the study’s endpoints may be very large leading to an extended enrollment period. Issues such as the proximity of participants to a study site, the complexity of the study design, the ability to recruit investigators with appropriate skill and experience, competing clinical studies for similar therapies or targeting similar participants, perceptions of the benefit-risk profile of the product candidate relative to other available therapies or product candidates, and ability to obtain and maintain institutional review board, or IRB, or ethics committee, or EC, approvals and participant consents all could have a substantial impact on the timing of clinical trial enrollment. If sufficient participants cannot be enrolled in clinical studies in a timely way, obtaining study results would be delayed, which may harm our business, prospects, financial condition and results of operations.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we, Akebia and any other future licensees, as applicable, are ultimately unable to obtain regulatory approval for the product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

A product candidate cannot be commercialized until the appropriate regulatory authorities have reviewed and approved the product candidate. The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical studies and depends upon numerous factors, including the type and complexity of the product candidates involved. Regulatory authorities have substantial discretion in the approval process and may refuse to accept an application for review or may decide that data are insufficient for approval and require additional nonclinical, clinical, or other information (e.g., product quality data or manufacturing controls). No regulatory approval for any of our product candidates we own, licensed to Akebia or sold to Tisento has been requested or obtained, and it is possible that none of these existing product candidates or any product candidates we or our licensees or Tisento may seek to develop in the future will ever obtain regulatory approval.

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
•
we, our licensees or Tisento may decide, or regulatory authorities may require the conduct of additional clinical studies or abandonment of product development programs;
•
delays in validating, or inability to validate, any endpoints utilized in a clinical study;
•
the FDA or other regulatory bodies may disagree with a clinical study’s design and the interpretation of data from clinical studies, or may change the requirements for approval even after it has reviewed and commented on the design for clinical studies;
•
reports from nonclinical or clinical testing of other competing candidates that raise safety or efficacy concerns; and
•
difficulties retaining participants who have enrolled in a clinical study but may be prone to withdraw due to rigors of the clinical studies, lack of efficacy, side effects, personal issues, or loss of interest.

Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical study may be suspended or terminated by us, our licensees, Tisento, the FDA or other comparable authorities, the IRBs or ECs overseeing a clinical study, a data and safety monitoring board overseeing the clinical study, or other regulatory authorities due to a number of factors, including, among others:

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

Our current and any potential future product candidates, those licensed to Akebia and those sold to Tisento may cause serious side effects which could cause us, our licensees, Tisento, or regulatory authorities to interrupt, delay or halt clinical studies and could result in restrictive label language or delay or denial of regulatory approval.

Changes in regulatory requirements, FDA guidance or unanticipated events during nonclinical studies and clinical studies of our product candidates, those licensed to Akebia and those sold to Tisento may occur, which may result in changes to nonclinical or clinical study protocols or additional nonclinical or clinical study requirements, which could result in increased costs and could delay development timelines.

Changes in regulatory requirements, FDA guidance or unanticipated events during nonclinical studies and clinical studies may force amendment to nonclinical studies and clinical study protocols or the FDA may impose additional nonclinical studies and clinical study requirements. Amendments or changes to clinical study protocols would require resubmission to the FDA and IRBs for review and approval, which may increase the cost or delay the timing or successful completion of clinical studies. Similarly, amendments to nonclinical studies may increase the cost or delay the timing or successful completion of those nonclinical studies. In the event of delays in completing, or the termination of, any of nonclinical or clinical studies, or if it is required that additional nonclinical or clinical studies be conducted, the commercial prospects for product candidates may be harmed and our ability to generate product revenue will be delayed for those product candidates we retain our out-license or to realize value in our equity position in Tisento.

Obtaining and maintaining regulatory approval of product candidates in one jurisdiction does not mean that there will be success in obtaining regulatory approval of our product candidates in other jurisdictions.

In order to market any product outside of the United States, compliance with the numerous and varying safety, efficacy and other regulatory requirements of other countries is required. Obtaining and maintaining regulatory approval of product candidates in one jurisdiction does not guarantee that obtaining or maintaining regulatory approval in any other jurisdiction will be possible, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA or other comparable foreign regulatory authority grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional nonclinical or clinical studies, as studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States, as well as other risks. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price intended to be charged for a product candidate is also subject to approval.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs and could delay or prevent the introduction of product candidates in certain countries. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair the ability to market product candidates in such countries. Any such impairment would reduce the size of the potential market, which could have a material adverse impact on our business, prospects, financial condition and results of operations.

Data/market exclusivity may be more limited than we expect based upon the competitive landscape and other factors outside of our control that may occur during development or after approval.

There are many types of data/market exclusivity mechanisms that we or our licensees may seek to secure for our product candidates. Many of these have risk of loss of exclusivity if the competitive landscape changes or regulations are revised. If we, our licensees or Tisento seek and are awarded orphan drug designation in the US and/or the EU based upon criteria in effect at the time, this designation may be rescinded if a similar drug or another therapy that confers a significant benefit over these product candidates is subsequently approved. If these product candidates were to fail to obtain orphan drug status, or lose such status after it is obtained, or the marketing exclusivity that such status provides, our business, prospects, financial condition and results of operations could be materially harmed. There are other types of data/market exclusivity rights granted after approval that may not confer exclusivity anticipated if the competitive landscape changes and our business, prospects, financial condition and results of operations could be materially harmed.

The COVID-19 pandemic and other future pandemics may disrupt our business, including our development activities.

Many nations, including the United States, continue to implement mitigation measures, that have in the past and may in the future limit our ability to access patients and physicians at certain local clinical centers that are participating in any future development activities.

We may face limitations and difficulties enrolling patients in our planned and future clinical trials if the patient populations that are eligible for our clinical trials are affected by the coronavirus and/or the COVID-19 vaccines or other pandemics. Any such restrictions at trial sites could delay any future clinical studies. In addition, if the patients enrolled in any future clinical trials become infected with COVID-19 or other viruses, we may have more adverse events and deaths in our clinical trials as a result. Vulnerable patients may be at a higher risk of contracting COVID-19 and other viruses may experience more severe symptoms from the disease, adversely affecting our chances for regulatory approval or requiring further clinical studies. The adverse effects that may occur from administration of vaccines to patients participating in our future clinical trials could adversely affect clinical trial outcomes or data analysis. Furthermore, the extent to which the COVID-19 pandemic, or future outbreaks of infectious disease, hinders access to facilities, procurement of resources, raw materials or components necessary for research studies or preclinical or clinical development is not fully predictable. Delays and disruptions from the COVID-19 pandemic, or future outbreaks of infectious disease, may increase our capital needs while potentially interfering with our access to capital.

Risks Related to Our Reliance on Third Parties

We may not succeed in our pursuit of capital, capabilities, and transactions for the development and commercialization of our future clinical stage assets, which would affect our financial condition.

We intend in the future to seek capital, capabilities, and transactions to advance the development of product candidates we may acquire rights to in the future. There can be no assurance that this process will result in any effective negotiations toward, reaching terms of, executing agreements relating to, or completing any transaction or that any such transaction will be successful. Failure to complete any of the foregoing efforts would materially adversely affect our business, prospects, financial condition and results of operations.

Akebia may not be successful in developing any therapies through the praliciguat out-license and we may not realize any future revenue from the out-license.

On June 3, 2021, we entered into a license agreement with Akebia relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing the pharmaceutical compound praliciguat and other related products and forms thereof enumerated in such agreement. Under the agreement, Akebia is responsible for all research, development, regulatory, and commercialization activities for certain products. Cyclerion is eligible to receive up to $12 million upon the initiation of a phase 2 clinical trial. Cyclerion is eligible to receive up to $585 million in total potential future development, regulatory, and commercialization milestone payments. Akebia will pay Cyclerion tiered royalty payments on net sales in certain major markets at percentages ranging from the mid-single digits to the high-teens, subject to certain reductions and offsets. The agreement may be terminated by either party in the event of a material breach by the other party or by us in the event of certain patent disputes. There can be no assurances that the agreement will result in any therapies or that it will not be terminated prior to the realization by us of any remaining eligible revenues or that Akebia will be able to successfully bring any of the licensed product candidates to market due to financial limitations or other business factors in the future or if Akebia is unable to raise additional capital on favorable terms, if at all. Akebia may at any time terminate the Akebia License Agreement upon 180 days written notice. subject to Akebia’s obligation to grant Cyclerion a non-exclusive, royalty-free license, with the right to grant multiple tiers of sublicenses, to certain licensed compounds or products as defined in the Akebia License Agreement as well as certain rights to regulatory submissions, product trademarks, contracts with third party suppliers and certain other rights.

Tisento may not be successful in developing any therapies and we may not realize any future value from the Tisento common stock we received under the Asset Purchase Agreement with Tisento.

Our investment in Tisento is subject to all of the risks associated with an earlier stage biotechnology company. The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that Tisento’s technology, development experience and scientific knowledge provide it with competitive advantages, it may face potential competition from many different sources, including large pharmaceutical and biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for the research, development, manufacturing and commercialization of similar products. Any investigational products that we successfully develop and commercialize will compete with new immunotherapies that may become available in the future. As a result, our investment in Tisento is risky and our equity interest in Tisento could be significantly diluted in the future if Tisento seeks to raise additional capital or is unable to raise additional capital on favorable terms, if at all. If Tisento suffers adverse effects, it may not be able to continue as a going business concern, and we may lose our entire investment.

We lack operational control over Tisento.

Our investment in Tisento represents a minority or passive stake and we may have little to no participation, input or control over the management, policies, and operations of Tisento. Further, we may lack sufficient ownership of voting securities to impact, without the vote of additional equity holders, any matters submitted to stockholders or members of such business for a vote. There is inherent risk in making minority equity investments in companies over which we have little to no control. Without control of the management and decision-making of these businesses, we cannot control their direction, strategy, policies and business plans, and we may be powerless to improve any declines in their performance, operating results and financial condition.

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

•
collaboration and license arrangements may be terminated, and, if terminated, this may result in a need for additional capital to pursue further development or commercialization of the applicable current or any potential future product candidates;
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

We expect in the future to rely on third parties to conduct any nonclinical or clinical studies for any potential future product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, necessary regulatory approvals for or commercialization of any potential future product candidates may not be obtainable and our business could be substantially harmed.

We do not have the infrastructure or internal resources and capabilities to independently conduct nonclinical or clinical studies. We expect to rely on contract laboratories, medical institutions, clinical investigators, licensees and other third parties, such as CROs, to conduct nonclinical studies on any future discovery compounds and product candidates and clinical studies on product candidates. We expect to rely heavily on such parties for execution of nonclinical and clinical studies and as a result that we will only be able to control certain aspects of their activities. As a result, we expect we will have limited direct control over the conduct, timing and completion of our nonclinical and clinical studies and the management of data developed through these studies. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, fail to comply with contractual obligations, experience regulatory compliance issues, undergo changes in priorities, become financially distressed or form relationships with other entities, some of which may be our competitors.

These factors may materially impede the willingness or ability of third parties to complete quality nonclinical and clinical studies and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we may be responsible for ensuring that each of any future nonclinical and clinical studies is conducted in accordance with any applicable protocol, legal, regulatory and scientific requirements and standards, and our reliance on CROs and other third parties does not necessarily relieve us of our regulatory responsibilities. We, and any future CROs and other third parties are required to comply with regulations and guidelines, such as good laboratory practices (GLPs), good clinical practices (GCPs), and current Good Manufacturing Practices. These regulations are enforced by the FDA and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces compliance to regulations through periodic inspections of clinical study sponsors, principal investigators, and third parties. If the FDA determines there was a failure to comply with the regulations the clinical data generated in any clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require the performance of additional clinical studies before approving any marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any potential future nonclinical studies, clinical studies or product manufacturing will comply with these regulations. Our failure or the failure of our CROs or other third parties to comply with these regulations may require the repeat of those clinical studies, which would delay the regulatory approval process and could also result in enforcement action up to and including civil and criminal penalties.

Although we or our current licensee or any future licensees may design or approve the designs of our product candidate clinical studies, CROs and other third parties conduct those clinical studies. As a result, many important aspects of the execution of the development programs for our product candidates may be outside of our direct control. In addition, the CROs, or other third parties, may not perform all of their obligations under arrangements with us or our licensees or in compliance with regulatory requirements, but we may remain responsible and are subject to enforcement action that may include civil penalties and criminal prosecution for any violations of FDA laws and regulations during the conduct of clinical studies. If the CROs, or our licensees, do not perform clinical studies in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of our product candidates may be delayed, or our development program materially and irreversibly harmed. We may not be able to control the amount and timing of resources these CROs or our licensees devote to our clinical products.

If any relationships with these third-party CROs terminate, arrangements with alternative CROs may not be achievable. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to required clinical protocols, regulatory requirements or for other reasons, any clinical studies such CROs are associated with may be extended, delayed or terminated, and required regulatory approval for or successfully commercialization of our product candidates may not be obtainable. As a result, we believe that our financial results and the commercial prospects for our product candidates in the approved indication would be harmed, our costs could increase and our ability to generate revenue could be delayed or lost.

Except as out-licensed, we must rely completely on third-party suppliers to manufacture any nonclinical and clinical drug supplies for our product candidates, and we intend to rely on third parties to produce commercial supplies of any product candidates that are approved.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to internally manufacture the drug supply of our current or any potential future product candidates, for use in the conduct of our nonclinical and clinical studies. We lack the internal resources and the capability to manufacture any product candidates on any scale. We expect to depend on third-party contract manufacturing organizations, or CMOs, for all our requirements of raw materials, drug substances and drug product for any future nonclinical studies and clinical trials. We do not have long-term supply agreements in place with any CMO and we expect that any potential future product candidates will be individually contracted under a services agreement on a purchase order basis. We expect to rely on CMOs for the supply of later-stage development and commercialization, as well as for the supply of any other discovery compounds or product candidates that we may identify, and we may not be able to enter into long-term supply agreements with such CMOs on favorable terms. As a further result, we are subject to price fluctuations for any clinical drug supplies. If the prices charged by these CMOs increase, our business, prospects, financial condition and results of operations could be materially harmed. We expect in the future to apply industry risk management practices to minimize the impact to nonclinical and clinical timelines associated with delays to our clinical supplies. However, these delays could still lead to clinical trials delays that could adversely impact our business.

In addition, any facilities which may be used by contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must complete a pre-approval inspection by the FDA and other comparable foreign regulatory agencies to assess compliance with applicable requirements, including current GMP, after we submit our new drug application, or NDA, or relevant foreign regulatory submission to the applicable regulatory agency. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities are noncompliant, we may need to find alternative manufacturing facilities, which would impede our ability to develop, obtain regulatory approval for or market our product candidates.

Our anticipated reliance on third parties requires us to share our confidential information, including trade secrets and know-how, which increases the possibility that our confidential information will be misappropriated or disclosed.

Because we seek to involve third party licensees and collaborators on current and potential future product candidates, we expect we will rely on third parties to manufacture our product candidates, and because we expect to collaborate with various CROs and other third parties to conduct our nonclinical studies and clinical trials, we must, at times, share our trade secrets or know-how with them. We seek to protect our confidential information, including know-how and trade secrets, in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors and consultants prior to beginning our collaborations or disclosing confidential information to such parties. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets and know-how. Despite these contractual provisions, the need to share our confidential information with third parties increases the risk that confidential information such as trade secrets and know-how becomes known by our competitors, is inadvertently incorporated into the technology of others, or is disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our confidential information including know-how and trade secrets, a competitor's discovery of our confidential information or other unauthorized use or disclosure could impair our competitive position and may have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks Related to Our Intellectual Property Rights

If we or our licensees or Tisento are unable to adequately protect proprietary technologies, or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us, our licensees and Tisento more directly, which would have a material adverse impact on our business, prospects, financial condition and results of operations.

Our success will depend in part on our and our licensees and Tisento’s ability to obtain and maintain patent and other proprietary protection in the United States and other countries for commercially important technology, inventions and know-how related to our business, defend and enforce patents, should they issue, preserve the confidentiality of trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our product candidates and compositions, their methods of use and any other Inventions that are important to the development of our business.

We have nineteen issued U.S. patents, nine pending U.S. patents applications and numerous foreign patents and pending patent applications. Patent families are filed either as utility US patents or under an international patent law treaty (PCT) that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the 157 contracting states, followed by the process of entering national phase, which requires a separate application in each of the member states in which national patent protection is sought.

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

If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our product candidates. In addition, if any such claim were successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing our product candidates. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license.

Any of these risks coming to fruition could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

Our employee, consultants, non-academic outside scientific collaborators and other advisors enter into confidentiality and intellectual property assignment agreements with us or have entered into confidentiality and intellectual property assignment agreements with Ironwood. We seek to have inventions assigned to us by the parties rendering services whenever possible. However, we may not be able to enter into these agreements with all parties (for example with academic collaborators) or these agreements may not be honored and may not effectively assign intellectual property rights to us.

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

We and our licensees and Tisento may not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation: the Leahy-Smith America Invents Act, or the America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. These provisions affect the way patent applications will be prosecuted and may also affect patent litigation. It is not yet clear what, if any, impact the America Invents Act will have on the operation of our business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that may issue from our patent applications, all of which could have a material adverse effect on our business, prospects, financial condition and results of operations.

In addition to increasing uncertainty with regard to our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on these and other decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce any patents that may issue in the future.

We may be subject to damages resulting from claims that we or our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers.

Our current employee and any employees we may hire in the future may have been previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We also engage and, in the future, intend to engage advisors and consultants who are concurrently employed at universities or who perform services for other entities.

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

Risks Related to the Future Commercialization of Our Current or Potential Future Product Candidates

The incidence and prevalence for target patient populations of our current and any potential future product candidates we may acquire have not been established with precision. If the market opportunities for our current and potential future product candidates are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be harmed.

The incidence and prevalence for all the conditions we aim to address with our current and any potential future programs vary considerably. Projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these diseases. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of our product candidates, if approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates or new patients may become increasingly difficult to identify or gain access to, all of which would harm our results of operations and our business. Further, even if significant market share for our product candidates is obtained, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

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

We believe PTC Therapeutics, Travere Therapeutics, Dimerix Limited, Vertex Pharmaceuticals, Chinook Therapeutics, Boehringer Ingelheim, River 3 Renal Corp, Astellas, Pfizer, Eli Lilly, Novartis, AstraZeneca, Bayer and Merck are our most direct competitors with respect to praliciguat, and olinciguat.

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

The impact of healthcare reform and other governmental and private payor initiatives, as well as the Inflation Reduction Act of 2022 may harm our business.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, the method of delivery or payment for health care products and services could harm our business, operations and financial condition. There is significant interest in promoting health care reform, as evidenced by the enactment in the United States of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act in 2010 and in reducing the costs of certain prescription drugs as evidenced by the Inflation Reduction Act of 2022. It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing health care legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect: the demand for any drug products for which we may obtain regulatory approval; our ability to set a price that we believe is fair for our product candidates; our ability to obtain coverage and reimbursement approval for a product; our ability to generate revenues and achieve or maintain profitability; and the level of taxes that we are required to pay.

Our future growth may depend, in part, on our, or a licensee's, ability to commercialize any current and potential future product candidates outside the United States, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability may depend, in part, on our or a licensee's ability to commercialize our current and any potential future product candidates outside the United States for which we may rely on partnerships with third parties. If we commercialize our product candidates outside the United States, we would be subject to additional risks and uncertainties, including:

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

Risks Related to Our Business Operations

Our prospects for success depend on our ability to retain Regina Graul, our President and in the future to attract, retain and motivate qualified personnel.

We are highly dependent on Regina Graul, Ph.D. who is currently our sole employee. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our success also depends on our ability to in the future attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

The use of our current and any potential future product candidates in clinical studies and any sale thereof, if approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our product candidates. For example, we may be sued if any such product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things: withdrawal of subjects from our clinical studies; substantial monetary awards to patients or other claimants; decreased demand for our product candidates or any future product candidates following marketing approval, if obtained; damage to our reputation and exposure to adverse publicity; increased FDA warnings on product labels; litigation costs; distraction of management's attention from our primary business; loss of potential revenue; and the inability to successfully commercialize our product candidates or any potential future product candidates, if approved.

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

We are, however, subject to Section 404(a) of the Sarbanes-Oxley Act. Beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2023, we must include a management assessment of the effectiveness of our internal control over financial reporting. As of the expiration of our emerging growth company status, which status will end on December 31, 2024 and smaller reporting company status, we will be broadly subject to enhanced reporting and other requirements under the Exchange Act and Sarbanes-Oxley Act. We have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There can be no assurances that in future periods we will be able to timely conclude that our internal control over financial reporting is effective as required by Section 404(a).

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

Our results of operations could be harmed by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business, prospects, financial condition and results of operations.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; interruptions to our commercial operations, clinical trials or other operations; harm to our reputation; loss of revenue or profits; loss of sales and other adverse consequences.

In the ordinary course of our business, we and our third-party service providers may process proprietary, confidential, and sensitive data, including personal data (such as health-related data and data related to our clinical trials), intellectual property, and trade secrets (collectively, sensitive information).

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), "hacktivists", organized criminal threat actors, sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products. We and the third parties upon which we rely may be subject to a variety of other evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence, and other similar threats. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, ability to provide our products, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws prohibit such payments). Additionally, hybrid and remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely upon third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. We also rely on third parties to provide certain products, including active pharmaceutical ingredients, to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if the third parties upon which we rely fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. We may share or receive sensitive information with or from third parties.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties upon which we rely), but we may not be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data security and public company disclosure obligations may require us to notify relevant stakeholders of certain security incidents, including affected individuals, customers, regulators and investors. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss and other similar harms. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of customer, investor or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. In addition, our insurance coverage may not be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices or that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Sensitive information of us or our customers could also be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.

Our employee or future employees may engage in misconduct or other improper activities, including violating applicable regulatory standards and requirements or engaging in insider trading, which could significantly harm our business.

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

We, and any contract manufacturers and suppliers we engage, are subject to numerous federal, state and local environmental, health and safety laws, regulations and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.

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

On June 1, 2022, the Company received a notice from the Nasdaq Stock Market ("Nasdaq") notifying the Company that the closing bid price for the Company's common stock listed on Nasdaq has been below the minimum $1.00 per share required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the "Bid Price Requirement").

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

We effected a 20:1 reverse stock split in May 2023. As a result, we have regained compliance with the Bid Price Requirement. If the Company does not regain compliance with the Bid Price Requirement in the future, the Company's stock will again be subject to delisting.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to maintain compliance with the Bid Price Requirement, would receive sufficient shareholder support for a reverse stock split, or will otherwise be in compliance with other Nasdaq Listing Rules.

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
•
the commercial performance of our product candidates, those out-licensed to third parties and the Transferred Assets sold to Tisento, if approved, as well as the costs associated with such activities;
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

We run the risk of inadvertently being deemed an investment company required to register under the Investment Company Act of 1940.

We run the risk of inadvertently being deemed an investment company required to register under the Investment Company Act of 1940 (the “Investment Company Act”) because a significant portion of our assets consists of investments in companies in which we own less than a majority interest. The risk varies depending on events beyond our control, such as significant appreciation or depreciation in the market value of certain of our publicly traded holdings, adverse developments with respect to our ownership of certain of our subsidiaries, transactions involving the sale of certain assets and our participation in any partnership or other fund established to finance future broadband and real estate projects in which we may engage. If we are deemed to be an inadvertent investment company, we may seek to rely on a safe harbor under the Investment Company Act that would provide us a one-year grace period to take steps to avoid being deemed to be an investment company. In order to ensure we avoid being deemed an investment company, we have taken, and may need to continue to take, steps to reduce the percentage of our assets that constitute investment assets under the Investment Company Act. These steps have included, among others, selling marketable securities that we might otherwise hold for the long term and deploying our cash in non-investment assets. We have recently sold marketable securities, including at times at a loss, and we may be forced to sell our investment assets at unattractive prices or to sell assets that we otherwise believe benefit our business in the future to remain below the requisite threshold. We may also seek to acquire additional non-investment assets to maintain compliance with the Investment Company Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, then we would have to register as an investment company, and we would be unable to operate our business in its current form. We would be subject to extensive, restrictive, and potentially adverse statutory provisions and regulations relating to, among other things, operating methods, management, capital structure, indebtedness, dividends, and transactions with affiliates. If we were deemed to be an investment company and did not register as an investment company when required to do so, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, that we would be unable to enforce contracts with third parties, and/or that third parties could seek to obtain rescission of transactions with us undertaken during the period in which we were an unregistered investment company.

Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.

The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years of research activities conducted outside the United States. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, in future years we may experience a material decrease in our cash flows from operations and an offsetting similarly sized increase in our net deferred tax assets over these amortization periods. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States and our overall net operating loss position.

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be subject to limitations.

Under current law, our federal net operating losses ("NOLs") generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. As of December 31, 2023, we had federal NOLs of $177 million. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We are in the process of updating our analysis of owner shifts to determine whether an ownership change occurred since March 30, 2019. It is possible that we have experienced an ownership change in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.

As a result, our federal NOL carryforwards may be subject to a percentage limitation if used to offset income in tax years following an ownership change. In addition, it is possible that we have in the past undergone, and in the future may undergo, additional ownership changes that could limit our ability to use all of our pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which would harm our future operating results by effectively increasing our future tax obligations.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceeds the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

We have never paid cash dividends and we do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our operations. In addition, any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to patients and clinical trials (“Information Systems and Data”).

Our officers and our IT vendors help identify, assess and manage our cybersecurity threats and risks. We manage, identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and risk profile using various methods including, for example: through the use of automated tools, including but not limited to tools for monitoring, geolocation, remote wiping, threat detection, intrusion detection and prevention (including through the use of machine learning, a form of artificial intelligence), patch management, distributed denial of service (DDoS) protection and forensics; conducting (directly or through third parties) regular audits and threat assessments for internal and external threats; subscribing to reports and services that identify cybersecurity threats; analyzing reports of threats and actors; conducting vulnerability assessments to identify vulnerabilities; evaluating our and our industry’s risk profile; conducting tabletop incident response exercises; and evaluating threats reported to us.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response plans and procedures, disaster recovery/business continuity plans, risk assessments, implementation of security standards and certifications, encryption of data, network security controls, data segregation, access controls, physical security, asset management, tracking and disposal, systems monitoring, vendor risk management program, employee training and penetration testing.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, cybersecurity risk is addressed as a component of our enterprise risk management program, and members of our management team and IT consultants work together to prioritize our risk management processes, mitigate cybersecurity threats that are more likely to lead to a material impact to our business, and report regularly to our board of directors on cybersecurity matters.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example managed cybersecurity service providers, threat intelligence service providers, dark web monitoring services, and other cybersecurity software providers.

We use third-party service providers to perform a variety of functions throughout our business, including but not limited to application providers, hosting companies, contract manufacturing organizations and contract research organizations. We have a vendor management program to oversee, identify and manage cybersecurity risks associated with our use of these providers. The program includes a risk assessment for vendors that may include, depending on the vendor and nature of services being performed, security questionnaires, review of the vendor's written security program, review of security assessments, audits and reports, vulnerability scans related to the vendor, security assessment calls with the vendor's security personnel, and the imposition of certain contractual obligations on the vendor, among other elements, in accordance with the processes outlined in our internal vendor selection, management, and oversight process policy and other internal guidelines. More specifically, the level of assessment may depend on the following: the nature of the services provided and the data the vendors may collect, retain, and utilize, the sensitivity of the Information Systems and Data at issue, and the identity of the provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor captioned “If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; interruptions to our commercial operations, clinical trials or other operations; harm to our reputation; loss of revenue or profits; loss of sales and other adverse consequences.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function.

Our cybersecurity risk assessment and management processes are implemented and maintained by various members of our management team and IT consultants, which includes individuals who have a diverse combination of relevant expertise, experience, education and training. Our team includes individuals with relevant experience in enterprise risk management and disclosure controls and procedures. Additionally, certain members of our team have experience managing cybersecurity programs and are specifically assigned cybersecurity oversight.

Certain members of our management team are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management. Our cybersecurity incident management team, and other individuals as needed, work to help us mitigate and remediate cybersecurity incidents of which we are notified. In addition, our incident response processes include a procedure for reporting certain cybersecurity incidents to the board of directors.

The board of directors receives regular reports from management concerning our cybersecurity risk management program. The board also receives various summaries and/or presentations related to cybersecurity threats, risks and mitigation.

Commencing in 2024, our Audit Committee is taking the lead on behalf of the board of directors on oversight of our cybersecurity risk management program.

Item 2. Properties

In April 2021 we completed our exit from our prior laboratory and office facilities in Cambridge Massachusetts and moved to an operating model under which we outsource our research and development laboratory work, and we are currently leasing office space on an “as-needed” basis.

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

Holders of Record

As of February 29, 2024, we had 57 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects and any other factors deemed relevant by our board of directors.

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

Overview

We operate in one reportable business segment—human therapeutics.

At inception, Cyclerion was a biopharmaceutical company focused on the treatment of serious diseases with novel soluble guanylate cyclase (“sGC”) stimulators in both the central nervous system (“CNS”) and the periphery. The nitric oxide (“NO”) sGC cyclic guanosine monophosphate (“cGMP”) signaling pathway is a fundamental mechanism that precisely controls key aspects of physiology throughout the body. The NO-sGC-cGMP pathway regulates diverse and critical biological functions in both the CNS and the periphery and has been successfully targeted with several drugs. Prior to the sale of two assets to Tisento (see below), Cyclerion’s portfolio included novel sGC stimulators that modulate signaling networks in both the CNS and the periphery.

On July 28, 2023, we sold two of our CNS assets (zagociguat and CY3018, or the “Transferred Assets”) to Tisento in exchange for $8.0 million in cash consideration, $2.4 million as reimbursement for certain operating expenses related to zagociguat and CY3018 for the period between signing and closing of the transaction, and 10% of all of Tisento's parent's outstanding equity securities. The Cyclerion assets that were retained are olinciguat and praliciguat which are not CNS focused and are either currently out-licensed (praliciguat) or management plans to out-license (olinciguat).

We have shifted our strategy to identify non-sGC stimulator assets, within the CNS therapeutic area, to build a new portfolio. If the Company identifies suitable new assets the Company will seek to develop the new assets and retain contract research, development and manufacturing organizations for these specific purposes, as well as seek to raise funds for further research and development activities in a fit for purpose way. The Company’s goal is to find the best combination of capital, capabilities, and transactions that will enable the advancement of current and any future assets the Company may acquire for patients in a way that maximizes shareholder value.

Cyclerion continues to evaluate other activities aimed at enhancing shareholder value, which may potentially include collaborations, licenses, mergers, acquisitions and/or other targeted investments.

Financial Overview

Research and Development Expense. Research and development expenses are incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of the following costs: compensation, benefits and other employee-related expenses, research and development related facilities, third-party contracts relating to manufacturing, nonclinical studies, clinical trial activities. All research and development expenses are charged to operations as incurred.

Praliciguat is an orally administered, once-daily systemic sGC stimulator. On June 3, 2021, we entered into a license agreement with Akebia relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing praliciguat and other related products and forms thereof enumerated in such agreement. Cyclerion is eligible to receive up to $585 million in total potential future development, regulatory, and commercialization milestone payments. Cyclerion is also eligible to receive tiered, sales-based royalties ranging from single-digit to high-teen percentages and subject to reduction upon expiration of patent rights or the launch of a generic product.

Olinciguat is a Phase 2, orally administered, once-daily, vascular sGC stimulator that we are seeking to out-license to an entity with strong cardiovascular and/or cardiopulmonary capabilities.

Zagociguat and CY3018 are orally administered CNS-penetrant sGC stimulators. On July 28, 2023, Tisento purchased zagociguat and CY3018 in exchange for $8.0 million in cash consideration, $2.4 million as reimbursement for certain operating expenses related to zagociguat and CY3018 for the period between signing and closing of the transaction, and 10% of all of Tisento Parent's outstanding equity securities at the time of closing.

Cyclerion continues to evaluate other activities aimed at enhancing shareholder value, which may potentially include collaborations, licenses, mergers, acquisitions, and/or other targeted investments.

The following table summarizes our research and development expenses of continuing operations, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the years ended December 31, 2023 and 2022. The product pipeline expenses related primarily to external costs associated with nonclinical studies and clinical trial costs.

	Year Ended December 31,
	2023	2022
	(in thousands)
Product pipeline external costs	$29	$654
Personnel and related internal costs	581	3,546
Facilities and other	905	1,779
Total research and development expenses	$1,515	$5,979

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

The successful development of any current or potential future product candidates is highly uncertain and subject to a number of risks. Please refer to Item 1A, Risk Factors, in this Annual Report on Form 10-K.

We are unable to determine the duration and costs to complete current or future nonclinical and clinical stages of any current or potential future product candidates, including as licensed to third parties, or when, or to what extent, we may generate revenues from the commercialization and sale of any current or potential future product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the data from the studies of each product candidate, the competitive landscape and ongoing assessments of such product candidate’s commercial potential.

General and Administrative Expense. General and administrative expenses consist primarily of compensation, benefits and other employee-related expenses for personnel in our administrative, finance, legal, information technology, business development, and human resource functions. Other costs include the legal costs of pursuing patent protection of our intellectual property, general and administrative related facility costs, insurance costs and professional fees for accounting and legal services. We record all general and administrative expenses as incurred.

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

Revenues and Expenses

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Revenues:
Revenue from development agreement	$—	$297	$(297)	100%
Total revenues	—	297	(297)	(100)%
Cost and expenses:
Research and development	1,515	5,979	(4,464)	(75)%
General and administrative	8,132	12,858	(4,726)	(37)%
Impairment loss	3,304	—	3,304	100%
Total cost and expenses	12,951	18,837	(5,886)	(31)%
Loss from operations	(12,951)	(18,540)	5,589	(30)%
Interest and other income, net	358	294	64	22%
Net loss from continuing operations	(12,593)	(18,246)	5,653	(31)%
Discontinued operations:
Gain (loss) from discontinued operations	7,330	(25,832)	33,162	(128)%
Net loss	$(5,263)	$(44,078)	$38,815	(88)%

Revenues. The decrease in revenue of approximately $0.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be attributed to approximately $0.3 million of revenue generated from the Akebia Supply Agreement in the year ended December 31, 2022. There is no revenue recognized related to the Akebia Supply Agreement in the year ended December 31, 2023.

Research and development expenses. The decrease in research and development expenses of approximately $4.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 was driven by decreases of approximately $3.0 million in salaries and other employee-related expenses including non-cash stock-based compensation, approximately $0.2 million in information technology services, approximately $0.3 million in consulting and outside service fee and approximately $0.7 million in external research costs related to discovery research.

General and administrative expenses. The decrease in general and administrative expenses of approximately $4.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by decreases of approximately $3.7 million in salaries and other employee-related expenses including non-cash stock-based compensation, approximately $0.4 million in amortization of insurance policies, approximately $0.3 million in board member fees and approximately $0.3 million in rent expenses.

Impairment loss. The impairment loss consists of an impairment loss of operating lease of approximately $3.3 million during the year ended December 31, 2023. There was no impairment loss recognized during the year ended December 31, 2022.

Gain (loss) from discontinued operations. The operations related to the Transferred Assets to Tisento are presented as discontinued operations for all periods presented. The increase in gain from discontinued operations of approximately $33.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 was driven by the one-time gain of sale of approximately $15.8 million, and approximately $21.1 million decrease of research and development expense, offset by $2.4 million increase in general and administrative expenses due to closing and transaction costs related to the disposal incurred during the year ended December 31, 2023. The decrease in research and development expense included approximately $14.9 million decrease in external research costs in related to zagociguat clinical trials and CY3018 costs, approximately $4.9 million decrease in salaries and other employee-related expenses and approximately $1.3 million decrease in consulting expense.

Interest and other income, net. Interest and other income increased by approximately $0.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to an increase of approximately $0.1 million in interest income driven by higher interest rates.

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

On May 19, 2023, we sold 225,000 shares of our common stock, pursuant to a Common Stock Purchase Agreement, and 351,037 shares of Series A Preferred Stock, to our former CEO, for total gross proceeds of approximately $5 million. There were no material fees or commissions related to the transaction. Such Series A Convertible Preferred Stock is convertible into shares of our common stock on a one-to-one basis. Our shareholders approved such convertibility on July 19, 2023.

On July 28, 2023, we closed the transactions contemplated by the Asset Purchase Agreement receiving proceeds of $8.0 million as cash consideration, approximately $2.4 million as reimbursement for certain operating expenses related to zagociguat and CY3018 programs for the period between signing and closing of the transaction, and 10% of all of Tisento Parent’s outstanding equity securities.

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

On December 31, 2023, we had approximately $7.6 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

Going Concern

We evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing our analysis, management excluded certain elements of our operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future partnerships, equity or debt issuances, and the potential milestones from the Akebia agreement cannot be considered probable at this time because these plans are not entirely within our control and/or have not been approved by the Board of Directors as of the date of these consolidated financial statements.

We have incurred recurring losses since our inception, including a net loss of $5.3 million for the year ended December 31, 2023. In addition, as of December 31, 2023, we had an accumulated deficit of $264.4 million. We expect that our cash, cash equivalents and marketable securities as of December 31, 2023, will be sufficient to fund operations through the first quarter of 2025, however we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

Reverse Stock Split

On May 15, 2023, we filed Articles of Amendment to our Restated Articles of Organization with the Secretary of Commonwealth of Massachusetts to effect a 1-for-20 reverse stock split of our issued and outstanding shares of common stock. The reverse stock split was reflected on the Nasdaq Capital Market beginning with the opening of trading on May 16, 2023. All share amounts and per share amounts disclosed in this Annual Report on Form 10-K have been adjusted retroactively to reflect the reverse stock split for all periods presented.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Net cash used in operating activities	$(21,245)	$(40,611)	$19,366	(48)%
Net cash provided by investing activities	$10,402	$—	$10,402	—
Net cash provided by financing activities	$5,024	$29	$4,995	100%

Cash Flows from Operating Activities

Net cash used in operating activities was $21.2 million for the year ended December 31, 2023 compared to $40.6 million for the year ended December 31, 2022. The decrease in net cash used in operations of $19.4 million primarily relates to a decrease of approximately $38.8 million in our net loss, which is in part due to an increase of approximately $15.8 million in gain on disposal of discontinued operations, a reduction of approximately $5.2 million in stock-based compensation and offset by an increase of approximately $3.3 million in impairment loss. Change in working capital accounts resulted in an approximately $1.8 million use of cash.

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 of $10.4 million was due to cash proceeds received from the disposal of discontinued operations of approximately $10.4 million. There was no investing activity incurred during the year ended December 31, 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 of $5.0 million was due to cash received from the May 2023 stock purchase agreement of $5.0 million. There was a de minimis amount of financing activity in the year ended December 31, 2022.

Funding Requirements

We expect our expenses to fluctuate as we continue to maintain out-license opportunities and seek to broaden our portfolio through in-licensing of complementary CNS assets. We expect that our cash, cash equivalents and marketable securities as of December 31, 2023, will be sufficient to fund operations through the first quarter of 2025, however we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Failure to obtain necessary capital when needed may delay development of any current or potential future product candidates, or other operations.

Because of the many risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our expenses will fluctuate, and our future funding requirements will depend on, and could increase or decrease significantly as a result of many factors, including the:

•
scope, progress, results and costs of researching and developing our current and any potential future product candidates, and any preclinical studies and clinical trials we may conduct;
•
costs, timing and outcome of regulatory review of any current and any potential future product candidates;
•
costs of future activities, including medical affairs, manufacturing and distribution, of any current or potential future product candidates for which we receive marketing approval;
•
cost and timing of necessary actions to support our strategic objectives;
•
costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•
timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or potential future product candidates, if any.

A change in any of these or other variables with respect to the development of any current or potential future product candidates could significantly change the costs and timing of the development of that product candidate.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2023, we had no uncertain tax positions.

Separation Benefits

As part of the separation benefit of former Chief Financial Officer, we shall pay to our former Chief Financial Officer a payment of $0.1 million on each of the six-month and nine-month anniversaries of November 15, 2023, in the event the former Chief Financial Officer has not secured full-time employment prior to the anniversary date.

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

With respect to the year ended December 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2023 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

In designing and evaluating the disclosure controls and procedures, management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our management, including our President and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

Item 9B. Other Information.

(a) None

(b) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement, or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

We intend to file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, or the Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

3.2

Articles of Amendment to Amended and Restated Articles of Incorporation dated May 15, 2023 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 15, 2023) (File No.001-38787)

3.3

Articles of Amendment to Amended and Restated Articles of Incorporation dated May 19, 2023 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 25, 2023) (File No. 38787)

3.4	Amended and Restated Bylaws of Cyclerion Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 filed on March 29, 2019) (File No. 333-230615))

4.1	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

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

10.18+

Non-Employee Director Compensation Policy (amended and restated as of December 17, 2021) (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed on May 4, 2022 (File No. 001-38787))

10.19*

License Agreement, dated as of June 3, 2021, by and between Cyclerion Therapeutics, Inc. and Akebia Therapeutics, Inc (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on July 29, 2021 (File No. 001-38787))

10.20

Common Stock Purchase Agreement, dated as of June 3, 2021, by and between Cyclerion Therapeutics, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-3 filed on June 16, 2021 (File No. 333-257145)).

10.21+	Offer Letter to Regina Graul dated December 1, 2023

10.22+	Consulting Agreement with Peter Hecht dated December 1, 2023

10.23+	Restricted Stock Agreement with Regina Graul dated December 1, 2023.

10.24+	Restricted Stock Agreement with Peter Hecht dated December 1, 2023.

10.25+	Restricted Stock Agreement with Regina Graul dated January 1, 2024.

10.26+	Restricted Stock Agreement with Peter Hecht dated January 1, 2024.

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+	Policy for the Recovery of Erroneously Awarded Compensation adopted November 30, 2023

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File

+ Indicates a management contract or compensatory plan.

* Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 5, 2024.

CYCLERION THERAPEUTICS, INC.
By:	/s/ Regina Graul
Regina Graul
President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Regina Graul and Rhonda Chicko, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Cyclerion Therapeutics, Inc.,

and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2024.

Signature	Title
/s/ Regina Graul
Regina Graul	President (Principal Executive Officer)
/s/ Rhonda Chicko
Rhonda Chicko	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Errol De Souza
Errol De Souza	Director
/s/ Peter Hecht
Peter Hecht	Director
/s/ Michael Higgins
Michael Higgins	Director
/s/ Steven Hyman
Steven Hyman	Director
/s/ Dina Katabi
Dina Katabi	Director
/s/ Terrance McGuire
Terrance McGuire	Director

Index to Consolidated Financial Statements of Cyclerion Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cyclerion Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyclerion Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has limited financial resources, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts

March 5, 2024

/s/ Ernst & Young LLP

Cyclerion Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7,571	$13,382
Accounts receivable	—	96
Prepaid expenses	442	805
Other current assets	11	537
Total current assets	8,024	14,820
Operating lease right-of-use asset	—	1,218
Other investment	5,350	—
Other assets	—	2,041
Total assets	$13,374	$18,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,198	$2,970
Accrued research and development costs	90	2,275
Accrued expenses and other current liabilities	798	2,382
Total current liabilities	2,086	7,627
Commitments and contingencies (Note 8)	—	—
Stockholders' equity
Preferred shares, no par value, 500,000 shares authorized and 351,037 series A convertible preferred stock issued and outstanding at December 31, 2023	—	—
Common stock, no par value, 20,000,000 shares authorized at December 31, 2023 and 2022; 2,645,096 and 2,175,936 shares issued at December 31, 2023 and 2022, respectively; 2,474,159 and 2,175,936 shares outstanding at December 31, 2023, and 2022, respectively (*)	—	—
Paid-in capital	275,717	269,626
Accumulated deficit	(264,417)	(259,154)
Accumulated other comprehensive loss	(12)	(20)
Total stockholders' equity	11,288	10,452
Total liabilities and stockholders' equity	$13,374	$18,079

The accompanying notes are an integral part of these consolidated financial statements.

*Adjusted retroactively for reverse stock split - see Note 1

Cyclerion Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

	Year Ended December 31,
	2023	2022
Revenues:
Revenue from development agreement	$—	$297
Total revenues	—	297
Cost and expenses:
Research and development	1,515	5,979
General and administrative	8,132	12,858
Impairment loss	3,304	—
Total cost and expenses	12,951	18,837
Loss from operations	(12,951)	(18,540)
Interest and other income, net	358	294
Net loss from continuing operations	(12,593)	(18,246)
Discontinued operations:
Gain (loss) from discontinued operations	7,330	(25,832)
Net loss	$(5,263)	$(44,078)
Net income (loss) per share - basic and diluted (*)
Net loss per share from continuing operations	$(5.39)	$(8.40)
Net income (loss) per share from discontinued operations	3.14	(11.89)
Net loss per share (*)	$(2.25)	$(20.28)
Weighted average shares used in calculating:
Basic and diluted shares (*)	2,338	2,173

Other comprehensive loss:
Net loss	$(5,263)	$(44,078)
Other comprehensive loss:
Foreign currency translation adjustment gain	8	3
Comprehensive loss	$(5,255)	$(44,075)

The accompanying notes are an integral part of these consolidated financial statements.

*Adjusted retroactively for reverse stock split - see Note 1

Cyclerion Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

	Common Stock		Preferred Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares (*)	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2021	2,170,509	$—	—	$—	$263,345	$(215,076)	$(23)	$48,246
Net loss	—	—	—	—	—	(44,078)	—	(44,078)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	5,427	—	—	—	29	—	—	29
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	—	—	5,091	—	—	5,091
Share‑based compensation expense related to issuance of stock options to non-employees					1,161			1,161
Foreign currency translation adjustment	—	—	—	—	—	—	3	3
Balance at December 31, 2022	2,175,936	$—	—	$—	$269,626	$(259,154)	$(20)	$10,452
Net loss	—	—	—	—	—	(5,263)	—	(5,263)
Issuance of common stock	225,000	—	—	—	1,953	—		1,953
Issuance of preferred stock	—	—	351,037	—	3,047	—		3,047
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	44,227	—	—	—	24	—	—	24
Vesting of restricted stock awards	29,063	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	—	—	1,042	—	—	1,042
Share‑based compensation expense related to issuance of stock options to non-employees					25			25
Foreign currency translation adjustment	—	—	—	—	—	—	8	8
Fractional shares issuance	(67)	—	—	—	—	—	—	—
Balance at December 31, 2023	2,474,159	$—	351,037	$—	$275,717	$(264,417)	$(12)	$11,288

The accompanying notes are an integral part of these consolidated financial statements.

*Adjusted retroactively for reverse stock split - see Note 1

Cyclerion Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,263)	$(44,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of discontinued operations	(15,752)	—
Depreciation and amortization	—	65
Impairment loss	3,304	—
Share-based compensation expense	1,067	6,252
Changes in operating assets and liabilities:
Accounts receivable	96	4
Prepaid expenses	363	123
Other current assets	160	(69)
Operating lease assets	108	184
Other assets	213	366
Accounts payable	(1,772)	1,142
Accrued research and development costs	(2,185)	(4,078)
Accrued expenses and other current liabilities	(1,584)	(522)
Net cash used in operating activities	(21,245)	(40,611)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from disposal of discontinued operations	10,402	—
Net cash provided by investing activities	10,402	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock purchase agreement	5,000	—
Proceeds from exercises of stock options and ESPP	24	29
Net cash provided by financing activities	5,024	29
Effect of exchange rate changes on cash and cash equivalents	8	3
Net decrease in cash and cash equivalents	(5,811)	(40,579)
Cash and cash equivalents, beginning of period	13,382	53,961
Cash and cash equivalents, end of period	$7,571	$13,382
Supplemental cash flow disclosure:
Non-cash gain on disposal of discontinued operations	$5,350	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Consolidated Financial Statements

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) became an independent public company on April 1, 2019 after Ironwood Pharmaceuticals, Inc., or Ironwood, completed a tax-free spin-off of its sGC business, which we refer to herein as the "Separation". Cyclerion has one employee as of December 31, 2023.

At inception, Cyclerion was a biopharmaceutical company focused on the treatment of serious diseases with novel soluble guanylate cyclase ("sGC") stimulators in both the CNS and the periphery. The nitric oxide ("NO") sGC cyclic guanosine monophosphate ("cGMP") signaling pathway is a fundamental mechanism that precisely controls key aspects of physiology throughout the body. The NO-sGC-cGMP pathway regulates diverse and critical biological functions in both the central nervous system ("CNS") and the periphery and has been successfully targeted with several drugs.

Praliciguat is an orally administered, once-daily systemic sGC stimulator. On June 3, 2021, Cyclerion entered into a license agreement (as defined below) with Akebia Therapeutics Inc. (“Akebia”) relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing praliciguat and other related products and forms thereof enumerated in such agreement. Cyclerion is eligible to receive up to $585 million in total potential future development, regulatory, and commercialization milestone payments. Cyclerion is also eligible to receive tiered, sales-based royalties ranging from single-digit to high-teen percentages and subject to reduction upon expiration of patent rights or the launch of a generic product.

Olinciguat is a phase 2 an orally administered, once-daily, vascular sGC stimulator that Cyclerion intends to out-license to an entity with strong cardiovascular and/or cardiopulmonary capabilities.

Zagociguat is a clinical-stage CNS-penetrant sGC stimulator that has shown rapid improvement in cerebral blood flow, functional brain connectivity, brain response to visual stimulus, cognitive performance, and biomarkers associated mitochondrial function and inflammation in clinical studies. CY3018 is a CNS-targeted sGC stimulator that preferentially localizes to the brain and has a pharmacology profile that suggests its potential for the treatment of neuropsychiatric diseases and disorders. On July 28, 2023, the Company sold Zagociguat and CY3018 to Tisento Therapeutics, Inc. (“Tisento”), a newly formed private company focused on their development, in exchange for $8.0 million in cash consideration, $2.4 million as reimbursement for certain operating expenses related to zagociguat and CY3018 for the period between signing and closing of the transaction, and 10% of all of Tisento’s parent’s outstanding equity securities. See “Asset Purchase Agreement” and “Note 4” below.

Cyclerion is actively evaluating other activities aimed at enhancing shareholder value, which may potentially include collaborations, licenses, mergers, acquisitions and/or other targeted investments.

The Company has shifted its strategy to identify, non-sGC stimulator assets within the CNS therapeutic area to build a new portfolio. If the Company identifies suitable new assets, they will develop the new assets and retain contract research, development and manufacturing organizations for these specific purposes. Additionally, Cyclerion plans to raise funds for further research and development activities associated with any new assets. The Company’s goal is to find the best combination of capital, capabilities, and transactions that will enable the advancement of current and any future assets the Company may acquire for patients in a way that maximizes shareholder value.

Cyclerion GmbH, a wholly owned subsidiary, was incorporated in Zug, Switzerland on May 3, 2019. The functional currency is the Swiss franc. Subsequent to December 31, 2023, the liquidation process for Cyclerion GmbH has been concluded and the subsidiary is pending deregistration from the commercial registry. Cyclerion GmbH has no employees.

Cyclerion Securities Corporation, a wholly owned subsidiary, was incorporated in Massachusetts on November 15, 2019 and was granted securities corporation status in Massachusetts for the 2019 tax year. Cyclerion Securities Corporation has no employees.

Stock Purchase Agreement

In March 2023, the Company entered into a stock purchase agreement with the Company's former Chief Executive Officer (the “CEO”) pursuant to which he invested $5 million in cash for 225,000 shares of common stock and 351,037 shares of Series A Convertible Preferred Stock of the Company at a price of $8.68 per share (after giving effect to the 1-for-20 reverse stock split the Company implemented on May 15, 2023). Such Series A Convertible Preferred Stock is convertible into shares of our common stock on a one-to-one basis. The closing of the equity investment took place on May 19, 2023, and (to comply with Nasdaq listing requirements) our shareholders approved such convertibility on July 19, 2023.

Asset Purchase Agreement

On May 11, 2023, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with an investor group that included the former CEO, JW Celtics Investment Corp and JW Cycle Inc. which subsequently changed their names to Tisento Therapeutics Holdings Inc. (“Tisento Parent”) and Tisento. Upon the closing on July 28, 2023, of the transactions contemplated by the Asset Purchase Agreement, the Company sold to Tisento specified assets relating to the Company’s zagociguat and CY3018 programs (the "Transferred Assets") and Tisento assumed certain liabilities relating thereto, including, but not limited to (i) liabilities, costs and expenses arising after the date of the Asset Purchase Agreement relating to the employment of certain Cyclerion employees and the conduct of certain preclinical and clinical trial activities prior to the closing of the transactions contemplated by the Asset Purchase Agreement, and (ii) liabilities relating to such assets to the extent relating to the period after the closing of the transaction. In consideration for such sale and assumption, at such closing the Company received proceeds of $8.0 million as cash consideration, $2.4 million as reimbursement for certain operating expenses related to such assets for the period between signing and closing of the Asset Purchase Agreement, and shares of common stock of Tisento Parent comprising 10% of the then issued and outstanding equity securities of Tisento Parent immediately following such closing, subject to certain protections against dilution.

Reverse Stock Split

On May 15, 2023, the Company filed Articles of Amendment to the Company's Restated Articles of Organization with the Secretary of Commonwealth of Massachusetts to effect a 1-for-20 reverse stock split of the Company's issued and outstanding shares of common stock. The reverse stock split was reflected on the Nasdaq Capital Market beginning with the opening of trading on May 16, 2023. All share amounts and per share amounts disclosed in this Annual Report on Form 10-K have been adjusted retroactively to reflect the reverse stock split for all periods presented.

At-the-Market Offering

On September 3, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering (the “ATM Offering”) under the Shelf. Under the ATM Offering, the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company agreed to pay Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock which could be sold under the Sales Agreement. Prior to January 1, 2022, the Company sold 3,353,059 shares of its common stock for net proceeds of $12.5 million under the ATM Offering, since entering into the Sales Agreement. No shares of common stock have been issued or sold under the ATM Offering in 2022 or 2023. The Shelf expired in July 31, 2023. Due to the current market value of our publicly traded common stock held by non-affiliates, our ability to raise future funding though a shelf offering will be limited.

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

The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2023, will be sufficient to fund operations through the first quarter of 2025, however the Company will need to obtain additional funding to sustain operations as it expects to continue to generate operating losses for the foreseeable future. The Company's expectation to generate negative operating cash flows in the future and the need for additional funding to support its planned operations, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

2. Summary of Significant Accounting Policies

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company's President who is the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company currently operates in one reportable business segment - human therapeutics.

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

The Transferred Assets met the definition of a discontinued operation. Accordingly, the Company has classified the results of the Transferred Assets as discontinued operations in its consolidated statements of operations for all periods presented. All assets and liabilities associated with the Transferred Assets were classified as assets and liabilities of discontinued operations in the Note 4, "Discontinued Operations". All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 4, “Discontinued Operations”.

Variable Interest Entities

The Company reviews each legal entity in which it has a financial interest to determine whether or not the entity is a variable interest entity, or VIE. If the entity is a VIE, the Company assesses whether or not it is the primary beneficiary of that VIE based on a number of factors, including (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to any contractual agreements and (iii) which party has the obligation to absorb losses or the right to receive benefits from the VIE. If the Company determines that it is the primary beneficiary of a VIE, it consolidates the financial statements of the VIE into its consolidated financial statements at the time that determination is made. On a quarterly basis, the Company evaluates whether it continues to be the primary beneficiary of any consolidated VIEs. If the Company determines that it is no longer the primary beneficiary of a consolidated VIE, or no longer has a variable interest in the VIE, the Company deconsolidates the VIE in the period that the determination is made.

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

Asset Description	Estimated Useful Life (In Years)
Computer equipment	3
Software	3

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

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company’s receivables primarily relate to amounts earned under a development agreement with Ironwood, licensing agreement, and supply agreement. The Company believes that credit risks associated with these agreements are not significant. To date, the Company has not had significant write-offs of bad debt and the Company did not have an allowance for doubtful accounts as of December 31, 2023 or 2022.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying amount of its long-lived assets to determine whether indicators of impairment may exist, which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. There were no significant impairments of long-lived assets for the years ended December 31, 2023 or 2022, except for the impairment loss of ROU assets recognized during the year ended December 31, 2023.

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) using the optional transition method. The adoption of ASC 842 represents a change in accounting principle that aims to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet for both operating and finance leases. In addition, the standard requires enhanced disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The reported results for the years ended December 31, 2023 and 2022 reflect the application of ASC 842 guidance.

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

ROU assets and operating lease liabilities were remeasured upon certain modifications to leases using the present value of remaining lease payments and estimated incremental borrowing rate upon lease modification. The difference between the remeasured ROU assets and the operating lease liabilities were recognized as a gain or loss in operating expenses. The Company reviewed any changes to its lease agreements for potential modifications and/or indicators of impairment of the respective ROU asset. During the year ended December 31, 2023, the Company recorded $3.3 million for impairment of ROU asset. See Note 9, “Leases,” for additional information.

Revenue

Upon executing a revenue generating arrangement, the Company assesses whether it is probable the Company will collect consideration in exchange for the good or service it transfers to the customer. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), it performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations. The Company must develop assumptions that require significant judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The assumptions that are used to determine the stand-alone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. The Company derives revenue from (1) license agreement and (2) supply agreement which are fully described in Note 15, License Agreement.

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

The tax positions taken or expected to be taken in the course of preparing the Company tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. It does not consider the likelihood of whether or not the IRS will review the position. Cyclerion evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could affect Cyclerion's income tax provision in future periods. There were no uncertain tax positions that require accrual or disclosure in the consolidated financial statements as of December 31, 2023, and 2022. The Company’s policy is to recognize interest and penalties related to income tax, if any, in income tax expense. As of December 31, 2023 and 2022, the Company has no accruals for interest or penalties related to income tax matters.

Patent Costs

Patent fees and patent related costs in connection with filing and prosecuting patent applications are expensed as incurred and are classified as general and administrative expenses in the accompanying consolidated financial statements. The Company incurred and recorded as operating expense legal and other fees related to patents of approximately $1.1 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively.

Interest and Other Income, Net

For the year ended December 31, 2023 and 2022, interest and other income, net consisted of a $0.4 million and $0.3 million of interest income related to interest generated from the Company's cash and cash equivalents balances, respectively.

Subsequent Events

The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2023, but prior to the filing of the financial statements with the Securities and Exchange Commission, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K. See Note 17, Subsequent Events.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the consolidated financial statements, the Company did not adopt any new accounting pronouncements during the years ended December 31, 2023 and 2022, that had a material effect on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

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

3. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of December 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements as of December 31, 2023:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,244	$—	$—	$7,244
Cash equivalents	$7,244	$—	$—	$7,244

	Fair Value Measurements as of December 31, 2022:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,357	$—	$—	$12,357
Cash equivalents	$12,357	$—	$—	$12,357

During the year ended December 31, 2023 and 2022, there were no transfers between levels. The fair value of the Company's cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

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

The carrying value of the disposal group was lower than its fair value, less costs to sell, and accordingly, a gain on disposal was recorded during the year ended December 31, 2023. The operations of the Transferred Assets are presented as discontinued for all periods presented. The transaction closed on July 28, 2023.

The following table presents the results of the discontinued operations for the year ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Revenues:
Revenue from grants	$50	$1,328
Total revenues	50	1,328
Cost and expenses:
Research and development	4,439	25,514
General and administrative	4,033	1,646
Total cost and expenses	8,472	27,160
Loss from operations	(8,422)	(25,832)
Gain on disposal of discontinued operations	15,752	—
Net gain (loss) from discontinued operations	$7,330	$(25,832)

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

The following table presents the significant non-cash item for the discontinued operations that are included in the accompanying consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Share-based compensation expense	$505	$1,161

The transaction consideration received from the sale of the Transferred Assets were as follows (in thousands):

Amount
Closing payment	$8,000
Expense reimbursement	2,402
Investment in Tisento Parent	5,350
Gross transaction consideration from the sale	15,752
Net assets sold	—
Gain on disposal of discontinued operations	$15,752

During the year ended December 31, 2023, the Company incurred $1.3 million in closing costs associated with the sale of the Transferred Assets. The Company also incurred $0.9 million in transaction costs associated with the sale of the Transferred Assets during the year ended December 31, 2023, respectively. All of the closing and transaction costs were recognized as part of discontinued operations - general and administrative.

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

The Company has determined that the Company’s investment in Tisento Parent is an equity security, whereby such investment does not give the Company a controlling financial interest or significant influence over the investee. Further, the Company assessed the accounting for its investment in Tisento Parent in accordance with ASC 810-10, Consolidation—Overall. After determining that no scope exception applies under the guidance of ASC 810-10-15-12 and ASC 810-10-15-17, the Company concluded that it has a variable interest in Tisento Parent through its investment in Tisento Parent common stock. Tisento Parent does not have sufficient equity to finance its activities without additional subordinated financial support as Tisento Parent is a startup entity in its early stages of raising funds and will require significant capital to advance its programs to commercial stage. Therefore, the Company concluded that its investment in Tisento Parent is a variable interest entity (“VIE”) in accordance with ASC 810-10-15-14(a) and is subject to potential consolidation under the VIE model. However, all activities that most significantly impact Tisento Parent and its subsidiary’s economic performance are directed by the Tisento Parent board and the board approves decisions by a simple majority. Based on the board composition, the Company determined that no one party has control over the Tisento Parent board and power is not shared because the activities that most significantly affect Tisento Parent and its subsidiary’s economic performance do not require the consent of all of the parties. Rather, all decisions are made by a simple majority vote of the Tisento Parent board. Therefore, because the Company controls no director of Tisento Parent, the Company cannot unilaterally direct any of the activities that most significantly impact Tisento Parent and its subsidiary’s economic performance. Accordingly, the Company does not hold a controlling financial interest in Tisento Parent. Because both criteria (a) and (b) above have to be met for the application of the guidance in ASC 810-10-25-44B and criteria (a) has not been met, The Company concluded that it should not consolidate Tisento under the VIE model.

Accordingly, the Company has accounted for the investment as a financial instrument without a readily determinable fair value. Such investment is recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or adjustments for observable price changes. An impairment loss is recognized in the consolidated statements of operations and comprehensive loss equal to the amount by which the carrying value exceeds the fair value of the investment. As of December 31, 2023, no impairment loss was recognized. The Company considers the cost of the investment to be the maximum exposure to loss as a result of its involvement with the non-affiliated entity.

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

As of December 31, 2023, and 2022, the Company’s property and equipment was primarily located in Boston, Massachusetts.

During the year ended December 31, 2023, the Company did not record depreciation and amortization expenses. The Company recorded $0.1 million of depreciation and amortization expenses for the year ended December 31, 2022.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Accrued incentive compensation	$—	$238
Salaries	11	246
Accrued vacation	—	186
Professional fees	685	835
Accrued severance and benefit costs	—	809
Other	102	68
Accrued expenses and other current liabilities	$798	$2,382

8. Commitments and Contingencies

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2023 or December 31, 2022.

Separation Benefits

As part of the separation benefit of former Chief Financial Officer, the Company shall pay to former Chief Financial Officer a payment of $0.1 million on each of the six-month and nine-month anniversaries of November 15, 2023, in the event the former Chief Financial Officer has not secured full-time employment prior to the anniversary date.

9. Leases

In May 2021 the Company signed a 12-month membership agreement to lease space with WeWork at 501 Boylston Street, Boston, Massachusetts, commencing on August 1, 2021. The agreement was extended for six months on August 1, 2022. The 12-month agreement and 6-month extension are accounted for as short-term leases. The lease agreement was terminated during the year ended December 31, 2023. The Company recorded $0.1 million and $0.1 million, respectively, in lease expense associated with the membership agreement during the years ended December 31, 2023, and 2022.

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

The Company determined that the Sublease Termination Agreement constituted a non-monetary exchange under ASC 845 Nonmonetary Transactions (“ASC 845”) where, in return for the free rooms and the services, the Company agreed to terminate its rights and obligations under the sublease agreement. In accordance with ASC 845, the Company determined that the accounting for the transaction should be based on the fair value of assets or services involved. During the year ended December 31, 2020, the Company estimated the fair value of the rooms and services to be approximately $1.5 million and $2.9 million, respectively.

The Company determined that the licensed rooms represent a lease under ASC Topic 842 Leases. The Company obtained control of the rooms in the third quarter of 2021 and the prepaid rooms balance of approximately $1.4 million was reclassified from other assets to a ROU asset. The related lease expense is recognized on a straight-line basis over the lease term of 8.88 years. The Company recorded $0.2 million and $0.4 million of lease expense during the years ended December 31, 2023 and 2022, respectively. The Company determined that the licensed services represent a non-lease component, which is recognized separately from the lease component for this asset class. The expense related to the licensed services is recognized on a straight-line basis over the period the services are received. The Company recorded $0.1 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively. Both the lease expense and services expense are recognized as a component of research and development costs in the consolidated statements of operations and comprehensive loss.

After the closing of the Asset Purchase Agreement, the Company had no plans in the foreseeable future to use the licensed rooms and the Company is restricted from subleasing the rooms. In August 2023, the ROU asset and other assets were fully impaired, and the Company recognized a $3.3 million impairment loss during the year ended December 31, 2023.

10. Share-based Compensation Plans

In 2019, Cyclerion adopted share-based compensation plans. Specifically, Cyclerion adopted the 2019 Employee Stock Purchase Plan (“2019 ESPP”) and the 2019 Equity Incentive Plan (“2019 Equity Plan”). Under the 2019 ESPP, eligible employees may use payroll deductions to purchase shares of stock in offerings under the plan, and thereby acquire an interest in the future of the Company. The 2019 Equity Plan provides for stock options, restricted stock awards ("RSAs") and restricted stock units (“RSUs”).

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

The following table provides share-based compensation reflected in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$421	$2,915
General and administrative	646	3,337
	$1,067	$6,252

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

A summary of stock option activity for the year ended December 31, 2023 is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2022	365,216	$184.45	5.8	20
Granted	4,000	3.82
Exercised	—	0.00
Cancelled or forfeited	(77,848)	157.79
Outstanding as of December 31, 2023	291,368	$189.09	4.6	$—
Exercisable at December 31, 2023	246,819	$214.28	4.1	$—

During the years ended December 31, 2023 and 2022, the Company granted stock options to purchase an aggregate of 4,000 shares and 84,765 shares, respectively, at weighted average grant fair values per option share of $2.95 and $18.20 respectively.

There were no options exercised during the year ended December 31, 2023 and 2022.

As of December 31, 2023, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options held by the Company’s employees is $0.3 million and the weighted average period over which that expense is expected to be recognized is 3.46 years.

The weighted-average Black-Scholes assumptions used in estimating the fair value of the stock options granted by Cyclerion during the years ended December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022
Weighted average risk-free interest rate	3.47%	1.93%
Expected dividend yield	—	—
Expected option term (in years)	6.0	6.0
Expected stock price volatility	93.19%	98.90%

For the years ended December 31, 2023 and 2022, expected volatility was estimated using an average of the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

The Company has granted certain employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the year ended December 31, 2023, there were no shares that vested as a result of performance milestone achievements and 2,500 shares vested during the year ended December 31, 2022. The Company recorded a de minimis and no share-based compensation expense related to these performance-based options for the years ended December 31, 2023, and 2022, respectively.

Market-based Stock Options

The Company also has granted to certain employees stock options containing market conditions that vest upon the achievement of specified price targets of the Company’s share price for a period through December 31,

2024. Vesting is measured based upon the average closing price of the Company’s share price for any thirty consecutive trading days, subject to certain service requirements. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award, ranging from approximately 4.0 to 4.6 years. The Company accelerates expense when a stock price target is achieved prior to the derived service period. The Company does not reverse expense recognized if the share price target(s) are ultimately not achieved but expense is reversed when a stock award recipient has a break in service prior to the completion of the derived service period. As of December 31, 2023, there were 7,500 outstanding stock options containing market conditions with a weighted average exercise price of $40.20. As of December 31, 2023, there was a de minimis amount of unrecognized compensation costs related to stock options containing market conditions, which is expected to be recognized over a weighted-average period of 0.35 years.

A summary of stock awards containing market conditions activity for the year ended December 31, 2023 is as follows:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (in
	Options	Price	Term (years)	thousands)
Outstanding as of December 31, 2022	15,000	$40.20	$6.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	(7,500)	$40.20	$5.9	$—
Outstanding as of December 31, 2023	7,500	$40.20	5.9	$—
Exercisable at December 31, 2023	—	$—	—	$—

No stock options containing market conditions were granted during the years ended December 31, 2023 and 2022.

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

A summary of RSU activity for the years ended December 31, 2023 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2022	40,772	$15.30
Granted	—	—
Vested	(37,675)	15.11
Forfeited	(3,097)	17.50
Unvested as of December 31, 2023	—	$—

Restricted Stock Awards

The Company granted 200,000 RSAs during the year ended December 31, 2023. 28,750 RSAs vest upon grant. 113,750 RSAs vest ratably over a 42-month period, 2,500 RSAs vest over a 6-month period and 55,000 RSAs vest ratably over a 48-month period, provided the grantee remains continuously as a director or an employee of the Company through each vesting date. Shares of the Company’s common stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of all RSAs is based on the market value of the Company’s common stock on the date of grant. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period.

A summary of RSA activity for the years ended December 31, 2023 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2022	—	$—
Granted	200,000	2.28
Vested	(29,063)	2.29
Forfeited	—	—
Unvested as of December 31, 2023	170,937	$2.28

As of December 31, 2023, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested RSAs held by the Company’s directors is $0.4 million and the weighted average period over which that expense is expected to be recognized is 3.53 years.

11. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Year Ended December 31,
	2023	2022
Numerator:
Net loss from continuing operations (in thousands)	$(12,593)	$(18,246)
Net gain (loss) from discontinued operations (in thousands)	7,330	(25,832)
Total net loss (in thousands)	(5,263)	(44,078)

Denominator:
Weighted average shares used in calculating net gain (loss) per share — basic and diluted (in thousands) (*)	2,338	2,173

Net gain (loss) per share — basic and diluted
Net loss per share from continuing operations	$(5.39)	$(8.40)
Net gain (loss) per share from discontinued operations	3.14	(11.89)
Total loss per share	$(2.25)	$(20.28)

*Adjusted retroactively for reverse stock split - see Note 1

We exclude shares of common stock related to Preferred Stock, stock options, RSUs and RSAs from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Preferred Stock	351,037	—
Stock Options	298,868	380,595
RSUs	—	40,779
RSAs	170,937	—
	820,842	421,374

12. Income Taxes

There was no provision for income taxes for the years ended December 31, 2023, and 2022, due to the Company’s operating losses and a full valuation allowance on deferred tax assets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows (in thousands):

	Year Ended December 31,
	2023	2022
U.S.	$(5,181)	$(44,063)
International	(82)	(15)
Loss before benefit from income taxes	$(5,263)	$(44,078)
Income tax benefit using U.S. federal statutory rate	$(1,105)	$(9,256)
State income taxes, net of federal benefit	(5)	(2,693)
Non-deductible share-based compensation	(9)	266
Share-based compensation - shortfalls/(windfalls)	1,196	833
Permanent differences	1	14
Tax credits	(500)	(1,652)
Other	17	3
Change in valuation allowance	405	12,485
	$—	$—

The effective income tax rate is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

Deferred tax assets (liabilities) consist of the following as of December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$48,535	$47,079
Tax credit carryforwards	10,388	9,848
Share-based compensation	7,071	8,354
Property and equipment	—	1
Capitalized research and development	16,440	17,399
Accruals and reserves	2	340
Total deferred tax assets	$82,436	$83,021

Deferred tax liabilities:
Operating lease - right of use asset	$—	$(333)
Prepaid sublease termination	—	(658)
Total deferred tax liabilities	—	(991)
Net deferred tax assets	82,436	82,030

Valuation allowance	(82,436)	(82,030)
Net deferred tax assets	$—	$—

Management has evaluated the positive and negative evidence bearing upon the possible realization of its deferred tax assets. Management has considered the Company's history of operating losses, in addition to the expected timing of the reversal of existing temporary differences and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, the net deferred tax assets have been fully reserved at December 31, 2023 and December 31, 2022. Management reevaluates the positive and negative evidence on a quarterly basis.

The valuation allowance increased by approximately $0.4 million during the year ended December 31, 2023 primarily due to increases in capitalized research and development expenses, net operating losses, tax credit carryforwards and deferred tax assets related to share-based compensation.

The Company did not generate net operating loss carryforwards or tax credit carryforwards available for its use until its inception and operation as a standalone legal entity. At December 31, 2023 and 2022, Cyclerion has federal net operating loss carryforwards of approximately $177 million and $172 million, respectively, to offset future federal taxable income that will be carried forward indefinitely until utilized. As of December 31, 2023, and 2022, Cyclerion had state net operating loss carryforwards of approximately $178 million and $173 million, respectively, to offset future state taxable income, which will begin to expire in 2040 and will continue to expire through 2042. Cyclerion also had tax credit carryforwards of approximately $10.8 million and $10.2 million as of December 31, 2023 and 2022, respectively, to offset future federal and state income taxes. Federal credits begin to expire in 2040 and will continue to expire through 2041. State credits begin to expire in 2022 and continue through 2034.

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

Upon audit, taxing authorities may challenge all or part of an uncertain income tax position. While Cyclerion has no history of tax audits since its inception on a standalone basis, it may be subject to tax audits by federal and state taxing authorities in the future. Accordingly, Cyclerion regularly assesses the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. Cyclerion had no unrecognized tax benefits as of December 31, 2023 and 2022. Cyclerion will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2023 and 2022, no interest or penalties have been accrued. There are no current federal or state income tax audits in progress.

13. Defined Contribution Plan

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

Included in compensation expense is approximately $0.1 million and $0.2 million related to the defined contribution 401(k) Savings Plan for the years ended December 31, 2023 and 2022, respectively.

14. Workforce Reduction

Workforce Reductions

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

The Company had further reductions of workforce in 2023 in connection with the sale of the Transferred Assets to Tisento and change to the Company’s strategy. The Company recorded total costs of approximately $0.6 million related to the reduction in workforce during 2023.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the year ended December 31, 2023 (in thousands):

	Amounts accrued at December 31, 2022	Charges	Amount paid	Adjustments	Amounts accrued at December 31, 2023
Workforce reductions	$(809)	$(565)	$1,374	$—	$—
Total	$(809)	$(565)	$1,374	$—	$—

15. License Agreement

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

Akebia paid a $3.0 million up-front payment to the Company upon signing of the License Agreement and the Company is eligible to receive additional milestone cash payments of up to $585 million in total potential future development, regulatory, and commercialization milestone payments for praliciguat. In addition to these cash milestone payments, Akebia will pay the Company tiered royalty payments on net sales in certain major markets at percentages ranging from the mid-single digits to the high-teens, subject to certain reductions and offsets.

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

The Company determined the Supply Agreement has stand-alone value under the scope of ASC 606 and should not be combined with the Akebia License Agreement. Given that the Supply Agreement can be terminated at any time without cause with 30 days’ notice, the Company deemed the Supply Agreement to be a month-to-month contract. The manufacturing of the Initial Supply by the Company represents a single performance obligation and consideration related to the manufacturing costs will be recognized over time as costs are incurred. The Company recorded a de minimis amount and approximately $0.3 million, respectively, for the years ended December 31, 2023 and 2022, as revenue from the Supply Agreement.

16. Grant Revenue

In August 2021, the Company was approved to receive funding from the PTC Grant for the Phase 2 study of CNS sGC stimulation in AD with vascular features. The granting period is July 1, 2021, to December 31, 2022, and the Company received an award of $2.0 million. The Company determined that this transaction is non-reciprocal as there is not considered to be a commensurate value exchanged with the Alzheimer's Association as the funding provider. Where commensurate value is not exchanged for goods and services provided, a recipient assesses whether the grant is conditional or unconditional. The Company considered all conditions and barriers associated with this grant and determined the grant is conditional and revenue will be recognized upon achieving certain milestones and incurring internal costs specifically covered by this grant. Under ASC 958-605, revenues will be recognized as the Company incurs expenses related to the PTC Grant.

The Company incurred approximately $0.1 million and approximately $0.6 million of allowable expenses and recognized a corresponding amount of grant revenue for the years ended December 31, 2023 and 2022.

17. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date through the date the consolidated financial statements were issued and determined that there were no such events requiring recognition or disclosure in the consolidated financial statements.