Form 10-Q
period 2024-03-31
Cyclerion Therapeutics, Inc.
filed 2024-05-07
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, the registrant had 2,710,096 shares of common stock, no par value, outstanding.

CYCLERION PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the following:

•
our plans with respect to the development and licensing of our current product candidates and potential future product candidates we may acquire or license and associated timing thereof, including the design and results of pre-clinical and clinical studies;
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
•
the risks in our investment in Tisento tied to Tisento developing, obtaining regulatory approval for, launching and commercializing its product candidates;
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
•
the efficacy and perceived therapeutic benefits of our current and any potential future product candidates we may acquire or license, their potential indications and their market potential;

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

See the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and elsewhere in this Quarterly Report on Form 10-Q for a further description of these and other factors. We caution you that the risks, uncertainties, and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,696	$7,571
Prepaid expenses	308	442
Other current assets	10	11
Total current assets	6,014	8,024
Other investment	5,350	5,350
Total assets	$11,364	$13,374
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$741	$1,198
Accrued research and development costs	90	90
Accrued expenses and other current liabilities	610	798
Total current liabilities	1,441	2,086
Commitments and contingencies (Note 8)	—	—
Stockholders' equity
Preferred shares, no par value, 500,000 shares authorized and 351,037 series A convertible preferred stock issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, no par value, 20,000,000 shares authorized at March 31, 2024 and December 31, 2023; 2,710,096 and 2,645,096 shares issued at March 31, 2024 and December 31, 2023, respectively; 2,499,601 and 2,474,159 shares outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Paid-in capital	275,898	275,717
Accumulated deficit	(265,959)	(264,417)
Accumulated other comprehensive loss	(16)	(12)
Total stockholders' equity	9,923	11,288
Total liabilities and stockholders' equity	$11,364	$13,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cost and expenses:
Research and development	$44	$572
General and administrative	1,574	2,703
Total cost and expenses	1,618	3,275
Loss from operations	(1,618)	(3,275)
Interest and other income, net	76	88
Net loss from continuing operations	(1,542)	(3,187)
Discontinued operations:
Loss from discontinued operations	—	(3,767)
Net loss	$(1,542)	$(6,954)
Net loss per share - basic and diluted
Net loss per share from continuing operations	$(0.62)	$(1.46)	*
Net loss per share from discontinued operations	—	(1.73)	*
Net loss per share	$(0.62)	$(3.20)	*
Weighted average shares used in calculating:
Basic and diluted shares	2,494	2,176	*

Other comprehensive loss:
Net loss	$(1,542)	$(6,954)
Other comprehensive loss:
Foreign currency translation adjustment gain (loss)	(4)	1
Comprehensive loss	$(1,546)	$(6,953)

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Adjusted retroactively for reverse stock split - see Note 1

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Preferred Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares (*)	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2022	2,175,936	$—	—	$—	$269,626	$(259,154)	$(20)	10,452
Net loss	—	—	—	—	—	(6,954)	—	(6,954)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	309	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and RSUs and employee stock purchase plan	—	—	—	—	426	—	—	426
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Balance at March 31, 2023	2,176,245	$—	—	$—	$270,052	$(266,108)	$(19)	$3,925

	Common Stock		Preferred Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2023	2,474,159	$—	351,037	$—	$275,717	$(264,417)	$(12)	11,288
Net loss	—	—	—	—	—	(1,542)	—	(1,542)
Vesting of restricted stock awards	25,442	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	181	—	—	181
Foreign currency translation adjustment	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2024	2,499,601	$—	351,037	$—	$275,898	$(265,959)	$(16)	$9,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Adjusted retroactively for reverse stock split - see Note 1

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,542)	$(6,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	181	426
Changes in operating assets and liabilities:
Prepaid expenses	134	238
Other current assets	—	34
Operating lease assets	—	47
Other assets	—	91
Accounts payable	(456)	955
Accrued research and development costs	—	(670)
Accrued expenses and other current liabilities	(188)	(381)
Net cash used in operating activities	(1,871)	(6,214)
Effect of exchange rate changes on cash and cash equivalents	(4)	1
Net decrease in cash and cash equivalents	(1,875)	(6,213)
Cash and cash equivalents, beginning of period	7,571	13,382
Cash and cash equivalents, end of period	$5,696	$7,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) became an independent public company on April 1, 2019 after Ironwood Pharmaceuticals, Inc., or Ironwood, completed a tax-free spin-off of its novel soluble guanylate cyclase ("sGC") business, which we refer to herein as the "Separation". Cyclerion has one employee as of March 31, 2024.

At inception, Cyclerion was a biopharmaceutical company focused on the treatment of serious diseases with sGC stimulators in both the central nervous system ("CNS") and the periphery. The nitric oxide ("NO") sGC cyclic guanosine monophosphate ("cGMP") signaling pathway is a fundamental mechanism that precisely controls key aspects of physiology throughout the body. The NO-sGC-cGMP pathway regulates diverse and critical biological functions in both the CNS and the periphery and has been successfully targeted with several drugs.

Praliciguat is an orally administered, once-daily systemic sGC stimulator. On June 3, 2021, Cyclerion entered into a license agreement (as defined below) with Akebia Therapeutics Inc. (“Akebia”) relating to the exclusive worldwide license to Akebia of the Company's rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing praliciguat and other related products and forms thereof enumerated in such agreement. Cyclerion is eligible to receive up to $585 million in total potential future development, regulatory, and commercialization milestone payments. Cyclerion is also eligible to receive tiered, sales-based royalties ranging from single-digit to high-teen percentages and subject to reduction upon expiration of patent rights or the launch of a generic product.

Olinciguat is a Phase 2 orally administered, once-daily, vascular sGC stimulator that Cyclerion intends to out-license to an entity with strong cardiovascular and/or cardiopulmonary capabilities.

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

The Company has shifted its strategy to identify, non-sGC stimulator assets within the CNS therapeutic area to build a new portfolio. If the Company identifies and acquires or licenses suitable new assets, the Company will seek to develop the new assets and retain contract research, development and manufacturing organizations for these specific purposes. Additionally, Cyclerion plans to seek to raise funds for further research and development activities associated with any new assets. The Company’s goal is to find the best combination of capital, capabilities, and transactions that will enable the advancement of current and any future assets the Company may acquire for patients in a way that maximizes shareholder value.

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

Stock Purchase Agreement

In March 2023, the Company entered into a stock purchase agreement with the Company's former Chief Executive Officer (the “Former CEO”) pursuant to which he invested $5 million in cash for 225,000 shares of common stock and 351,037 shares of Series A Convertible Preferred Stock of the Company at a price of $8.68 per share (after giving effect to the 1-for-20 reverse stock split the Company implemented on May 15, 2023). Such Series A Convertible Preferred Stock is convertible into shares of the Company's common stock on a one-to-one basis. The closing of the equity investment took place on May 19, 2023, and (to comply with Nasdaq listing requirements) the Company's shareholders approved such convertibility on July 19, 2023.

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

At-the-Market Offering

On July 24, 2020, the Company filed a Registration Statement on Form S-3 (the “Shelf”). On September 3, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering (the “ATM Offering”) under the Shelf. Under the ATM Offering, the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company agreed to pay Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock which could be sold under the Sales Agreement. Prior to January 1, 2022, the Company sold 3,353,059 shares of its common stock for net proceeds of $12.5 million under the ATM Offering, since entering into the Sales Agreement. No shares of common stock have been issued or sold under the ATM Offering from 2022 to July 2023. The Shelf expired in July 31, 2023. Due to the current market value of the Company's publicly traded common stock held by non-affiliates, the Company's ability to raise future funding though a shelf offering will be limited.

Basis of Presentation

The condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission on March 5, 2024.

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

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

This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these condense consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future partnerships, equity or debt issuances, certain cost reduction measures and the potential milestones from the Akebia agreement cannot be considered probable at this time because these plans are not entirely within the Company’s control and/or have not been approved by the Board of Directors as of the date of these condensed consolidated financial statements.

The Company expects that its cash and cash equivalents as of March 31, 2024, will be sufficient to fund operations through the midway of 2025, however the Company will need to obtain additional funding to sustain operations as it expects to continue to generate operating losses for the foreseeable future. The Company's expectation to generate negative operating cash flows in the future and the need for additional funding to support its planned operations, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the consolidated financial statements, the Company did not adopt any new accounting pronouncements during the three months ended March 31, 2024 that had a material effect on its condensed consolidated financial statements.

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

3. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements as of March 31, 2024:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,443	$—	$—	$5,443
Cash equivalents	$5,443	$—	$—	$5,443

	Fair Value Measurements as of December 31, 2023:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,244	$—	$—	$7,244
Cash equivalents	$7,244	$—	$—	$7,244

During the three months ended March 31, 2024 and 2023, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

The Company believes the carrying amounts of its prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these amounts.

4. Discontinued Operations

On May 11, 2023, the Company entered into the Asset Purchase Agreement with Tisento for Tisento’s acquisition of substantially all of the assets comprising the Company’s zagociguat and CY3018 programs, in exchange for consideration at closing of $8.0 million, the reimbursement of employee expenses or R&D expenses of $2.4 million that Tisento reimbursed the Company for upon closing, and 10% of the issued and outstanding shares of Tisento Parent (Note 5). Upon closing of the transaction, the Company transferred certain fully depreciated software included within property and equipment to Tisento.

The operations of the Transferred Assets are presented as discontinued for all periods presented. The transaction closed on July 28, 2023.

The following table presents the results of the discontinued operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost and expenses:
Research and development	$—	$3,201
General and administrative	—	566
Total cost and expenses	—	3,767
Loss from operations	—	(3,767)
Gain on disposal of discontinued operations	—	—
Net loss from discontinued operations	$—	$(3,767)

The following table presents the significant non-cash item for the discontinued operations that are included in the accompanying consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Share-based compensation expense	$—	$246

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

Accordingly, the Company has accounted for the investment as a financial instrument without a readily determinable fair value. Such investment is recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or adjustments for observable price changes. An impairment loss is recognized in the consolidated statements of operations and comprehensive loss equal to the amount by which the carrying value exceeds the fair value of the investment. As of March 31, 2024, no impairment loss was recognized. The Company considers the cost of the investment to be the maximum exposure to loss as a result of its involvement with the non-affiliated entity.

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

6. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Software	$126	$126
Property and equipment, gross	126	126
Less: accumulated depreciation and amortization	(126)	(126)
Property and equipment, net	$—	$—

During the three months ended March 31, 2024 and 2023, the Company did not record depreciation and amortization expenses.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Salaries	$22	$11
Professional fees	427	685
Other	161	102
Accrued expenses and other current liabilities	$610	$798

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

Indemnification Obligations

On September 6, 2018, Cyclerion was incorporated in Massachusetts and its officers and directors are indemnified for certain events or occurrences while they are serving in such capacity.

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of March 31, 2024 and December 31, 2023.

Separation Benefits

As part of the separation benefit of the former Chief Financial Officer, the Company shall pay to former Chief Financial Officer a payment of $0.1 million on each of the six-month and nine-month anniversaries of November 15, 2023, in the event the former Chief Financial Officer has not secured full-time employment prior to the anniversary date.

9. Leases

In May 2021, the Company signed a 12-month membership agreement to lease space with WeWork at 501 Boylston Street, Boston, Massachusetts, commencing on August 1, 2021. The agreement was extended for six months on August 1, 2022. The 12-month agreement and 6-month extension are accounted for as short-term leases. No lease expense associated with the membership agreement was recognized during the three months ended March 31, 2024. The Company recorded a de minimis amount in lease expense associated with the membership agreement during the three months ended March 31, 2023.

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

The Company determined that the licensed rooms represent a lease under ASC Topic 842, Leases. The Company obtained control of the rooms in the third quarter of 2021 and the prepaid rooms balance of approximately $1.4 million was reclassified from other assets to a ROU asset. The related lease expense is recognized on a straight-line basis over the lease term of 8.88 years. The Company recorded $0.1 million of lease expense during the three months ended March 31, 2023. The Company determined that the licensed services represent a non-lease component, which is recognized separately from the lease component for this asset class. The expense related to the licensed services is recognized on a straight-line basis over the period the services are received. The Company recorded $0.1 million during the three months ended March 31, 2023. Both the lease expense and services expense are recognized as a component of research and development costs in the condensed consolidated statements of operations and comprehensive loss.

After the closing of the Asset Purchase Agreement, the Company had no plans in the foreseeable future to use the licensed rooms and the Company is restricted from subleasing the rooms. In August 2023, the ROU asset and other assets were fully impaired. No lease expense or services expense was recognized during the three months ended March 31, 2024.

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

The following table provides share-based compensation reflected in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$26	$229
General and administrative	155	197
	$181	$426

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

A summary of stock option activity for the three months ended March 31, 2024, is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2023	291,368	$189.09	4.6	—
Granted	—	—
Exercised	—	—
Cancelled or forfeited	(7,333)	195.32
Outstanding as of March 31, 2024	284,035	$188.93	4.4	$—
Exercisable at March 31, 2024	244,221	$211.45	4.0	$—

During the three months ended March 31, 2024 and 2023, the Company did not grant any stock options. There were no options exercised during the three months ended March 31, 2024 and 2023. As of March 31, 2024, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options is $0.5 million and the weighted average period over which that expense is expected to be recognized is 3.43 years.

The Company has granted certain employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the three months ended March 31, 2024 and 2023, there were no shares that vested as a result of performance milestone achievements. No share-based compensation expense related to these performance-based options was recognized during the three months ended March 31, 2024 and 2023, respectively.

Market-based Stock Options

The Company also has granted to certain employees stock options containing market conditions that vest upon the achievement of specified price targets of the Company’s share price for a period through December 31, 2024. Vesting is measured based upon the average closing price of the Company’s share price for any thirty consecutive trading days, subject to certain service requirements. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award, ranging from approximately 4.0 to 4.6 years. The Company accelerates expense when a stock price target is achieved prior to the derived service period. The Company does not reverse expense recognized if the share price target(s) are ultimately not achieved but expense is reversed when a stock award recipient has a break in service prior to the completion of the derived service period. As of March 31, 2024, there were 7,500 outstanding stock options containing market conditions with a weighted average exercise price of $40.20. As of March 31, 2024, there was a de minimis amount of unrecognized compensation costs related to stock options containing market conditions, which is expected to be recognized over a weighted-average period of 0.22 years.

No stock options containing market conditions were granted during the three months ended March 31, 2024 and 2023.

Restricted Stock Awards

The Company granted 65,000 RSAs during the three months ended March 31, 2024. Shares of the Company’s common stock are delivered to the employee upon vesting. The fair value of all RSAs is based on the market value of the Company’s common stock on the date of grant. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period.

A summary of RSA activity for the three months ended March 31, 2024 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2023	170,937	$2.28
Granted	65,000	3.35
Vested	(25,442)	2.80
Forfeited	—	—
Unvested as of March 31, 2024	210,495	$2.55

As of March 31, 2024, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested RSAs is $0.5 million and the weighted average period over which that expense is expected to be recognized is 3.4 years.

11. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss from continuing operations (in thousands)	$(1,542)	$(3,187)
Net loss from discontinued operations (in thousands)	—	(3,767)
Total net loss (in thousands)	(1,542)	(6,954)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	2,494	2,176	*

Net gain (loss) per share — basic and diluted
Net loss per share from continuing operations	$(0.62)	$(1.46)	*
Net loss per share from discontinued operations	—	(1.73)	*
Total loss per share	$(0.62)	$(3.20)	*

*Adjusted retroactively for reverse stock split - see Note 1

The Company excludes shares of common stock related to Preferred Stock, stock options, RSAs and RSUs from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Preferred Stock	351,037	—
Stock Options	291,535	380,595
RSUs	—	40,779
RSAs	210,495	—
	853,067	421,374

12. Workforce Reduction

2022 Workforce Reduction

On October 6, 2022, the Company began a reduction of its current workforce by thirteen (13) full-time employees to align its resources with its current priorities of focusing on a mitochondrial disease-focused strategy. The workforce reduction was completed in the fourth quarter of 2022. All the accrued liabilities related to the 2022 Workforce Reduction were paid off as of December 31, 2022. No cost related to the 2022 Workforce Reduction was recognized during the three months ended March 31, 2024 and 2023.

All the accrued liabilities were paid off as of December 31, 2023 and no activities occurred during the three months ended March 31, 2024. The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the three months ended March 31, 2023 (in thousands):

	Amounts accrued at December 31, 2022	Charges	Amount paid	Adjustments	Amounts accrued at March 31, 2023
Workforce reductions	$(809)	$—	$668	$—	$(141)
Total	$(809)	$—	$668	$—	$(141)

13. License Agreement

Akebia License Agreement

On June 3, 2021, the Company and Akebia entered into a License Agreement (the “Akebia License Agreement”) relating to the exclusive worldwide license by the Company to Akebia of the Company's rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing the pharmaceutical compound known as praliciguat and other related products and forms thereof enumerated in the License Agreement (collectively, the “Products”). Pursuant to the Akebia License Agreement, Akebia will be responsible for all future research, development, regulatory, and commercialization activities for the Products.

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

The Company determined that the grant of license to its patents and trademarks, know how transfer, the assignment of regulatory submissions and trademarks and additional knowledge transfer assistance obligations represent a single promise and performance obligation to be transferred to Akebia over time due to the nature of the promises in the contract. The provision of development materials on hand was identified as a separate performance obligation. However, it is immaterial in the context of the contract as the development materials are low value and do not have an alternative use to the Company.

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

The Company determined the Supply Agreement has stand-alone value under the scope of ASC 606 and should not be combined with the Akebia License Agreement. Given that the Supply Agreement can be terminated at any time without cause with 30 days’ notice, the Company deemed the Supply Agreement to be a month-to-month contract. The manufacturing of the Initial Supply by the Company represents a single performance obligation and consideration related to the manufacturing costs will be recognized over time as costs are incurred. There was no revenue recognized as part of the Supply Agreement in the three months ended March 31, 2024 and 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the corresponding notes included in this Quarterly Report on Form 10-Q, as well as the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those referenced or set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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

We have shifted our strategy to identify non-sGC stimulator assets, mainly within the CNS therapeutic area, to build a new portfolio. If the Company identifies suitable new assets the Company will seek to develop the new assets and retain contract research, development and manufacturing organizations for these specific purposes, as well as seek to raise funds for further research and development activities in a fit for purpose way. The Company’s goal is to find the best combination of capital, capabilities, and transactions that will enable the advancement of current and any future assets the Company may acquire for patients in a way that maximizes shareholder value.

Cyclerion continues to evaluate other activities aimed at enhancing shareholder value, which may potentially include collaborations, licenses, mergers, acquisitions and/or other targeted investments.

Financial Overview

Research and Development Expense. Research and development expenses are incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of the following costs: compensation, benefits and other employee-related expenses, research and development related facilities, third-party contracts relating to manufacturing, nonclinical studies and clinical trial activities. All research and development expenses are charged to operations as incurred.

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

The following table summarizes our research and development expenses, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the three months ended March 31, 2024 and 2023. The product pipeline expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Product pipeline external costs	$—	$30
Personnel and related internal costs	37	224
Facilities and other	7	318
Total research and development expenses	$44	$572

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

The successful development of any current or potential future product candidates is highly uncertain and subject to a number of risks. Please refer to Item 1A, Risk Factors, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

We believe that our application of accounting policies requires significant judgments and estimates on the part of management and is the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements elsewhere in Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

All research and development expenses are expensed as incurred. We defer and capitalize nonrefundable advance payments we make for research and development activities until the related goods are received or the related services are performed. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Critical Accounting Policies and Estimates.

Results of Operations

The revenue and expenses reflected in the consolidated financial statements may not be indicative of revenue and expenses that will be incurred by us in the future. The following discussion summarizes the key factors we believe are necessary for an understanding of our consolidated financial statements.

Expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost and expenses:
Research and development	$44	$572	$(528)	(92)%
General and administrative	1,574	2,703	(1,129)	(42)%
Total cost and expenses	1,618	3,275	(1,657)	(51)%
Loss from operations	(1,618)	(3,275)	1,657	(51)%
Interest and other income, net	76	88	(12)	(14)%
Net loss from continuing operations	(1,542)	(3,187)	1,645	(52)%
Discontinued operations:
Loss from discontinued operations	—	(3,767)	3,767	(100)%
Net loss	$(1,542)	$(6,954)	$5,412	(78)%

Research and development expense. The Company had further reductions of workforce in 2023 in connection with the sale of the Transferred Assets to Tisento and change to the Company’s strategy. The decrease in research and development expense of approximately $0.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was driven by decreases of approximately $0.2 million in employee-related expenses primarily due to the workforce reduction in 2023, approximately $0.1 million in IT services, approximately $0.1 million in lab equipment and service and approximately $0.1 million in professional services.

General and administrative expense. The decrease in general and administrative expenses of approximately $1.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by decreases of approximately $0.2 million in employee-related expenses primarily due to the workforce reduction in 2023 and approximately $0.9 million in legal services.

Loss from discontinued operations. The decrease in loss from discontinued operations of approximately $3.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was driven by the sale of Transferred Assets in July 2023. After the sale of Transferred Assets, no discontinued operation was recognized in the income statements.

Interest and other income (expenses), net. Interest and other income (expenses), net decreased by a de minimus amount for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 due to an decreased in money market funds balance.

Liquidity and Capital Resources

On July 24, 2020, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof for an aggregate initial offering price not to exceed $150.0 million. On September 3, 2020, we entered into the Sales Agreement with Jefferies with respect to the ATM Offering under the Shelf. The Shelf expired in July 2023. We did not sell any shares of our common stock under the Shelf from 2022 to July 2023.

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

On March 31, 2024, we had approximately $5.7 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

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

We have incurred recurring losses since our inception, including a net loss of $1.5 million for the three months ended March 31, 2024. In addition, as of March 31, 2024, we had an accumulated deficit of $266.0 million. We expect that our cash and cash equivalents as of March 31, 2024, will be sufficient to fund operations through the second quarter of 2025, however we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Net cash used in operating activities	$(1,871)	$(6,214)	$4,343	(70)%
Net cash provided by investing activities	$—	$—	$—	—
Net cash provided by financing activities	$—	$—	$—	—

Cash Flows from Operating Activities

Net cash used in operating activities was $1.9 million for the three months ended March 31, 2024 was primarily a result of our $1.5 million net loss from operations. The net loss was offset by stock-based compensation expense of $0.2 million and a decrease in prepaid expense of $0.1 million. The net loss was also adjusted by a decrease in accounts payable of $0.5 million and a decrease in accrued expenses and other current liabilities of $0.2 million.

Net cash used in operating activities was $6.2 million for the three months ended March 31, 2023 was primarily a result of our $7.0 million net loss from operations. The net loss was offset by stock-based compensation expense of $0.4 million, a decrease in prepaid expense and other current assets of $0.3 million, a decrease in other assets of $0.1 million and an increase in account payable of $1.0 million. The net loss was also adjusted by a decrease in accrued research and development costs of $0.7 million and a decrease in accrued expenses and other current liabilities of $0.4 million.

Funding Requirements

We expect our expenses to fluctuate as we continue to maintain out-license opportunities and seek to broaden our portfolio through in-licensing of assets. We expect that our cash and cash equivalents as of March 31, 2024, will be sufficient to fund operations through the second quarter of 2025, however we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Failure to obtain necessary capital when needed may delay development of any current or potential future product candidates, or other operations.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2024, we had no uncertain tax positions.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes from the risk factors previously disclosed therein.

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

CYCLERION THERAPEUTICS, INC.

By:	/s/ Regina Graul
Name:	Regina Graul
Title:	President (Principal Executive Officer)

By:	/s/ Rhonda Chicko
Name:	Rhonda Chicko
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 7, 2024