Form 10-Q
period 2024-06-30
Cyclerion Therapeutics, Inc.
filed 2024-08-07
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 5, 2024, the registrant had 2,710,096 shares of common stock, no par value, outstanding.

CYCLERION PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

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
•
the efficacy and perceived therapeutic benefits of any potential future product candidates we may acquire or license, their potential indications and their market potential;
•
U.S. and non-U.S. regulatory requirements, including any post-approval development and regulatory requirements, and the ability of our potential future product candidates to meet such requirements;

•
our ability to obtain reimbursement from the U.S. government and third-party payors for potential future product candidates if and when commercialized;
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
•
trends and challenges in the markets for any potential product candidates;
•
a determination that we constitute an investment company under the Investment Company Act of 1940, as amended, and if we are required to register thereunder, which could have a material adverse effect on us;
•
our ability to compete with other companies that are or may be developing or selling products that are competitive with any potential future product candidates;
•
the impact of the coronavirus (“COVID-19”) pandemic to disrupt our business, including our development activities; and
•
the impact of government regulation in the life sciences industry, particularly with respect to healthcare reform.

See the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 5, 2024 for a further description of these and other factors. We caution you that the risks, uncertainties, and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,588	$7,571
Prepaid expenses	116	442
Other current assets	11	11
Total current assets	4,715	8,024
Other investment	5,350	5,350
Total assets	$10,065	$13,374
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$651	$1,198
Accrued research and development costs	97	90
Accrued expenses and other current liabilities	534	798
Total current liabilities	1,282	2,086
Commitments and contingencies (Note 8)	—	—
Stockholders' equity
Preferred shares, no par value, 500,000 shares authorized and 351,037 series A convertible preferred stock issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, no par value, 20,000,000 shares authorized at June 30, 2024 and December 31, 2023; 2,710,096 and 2,645,096 shares issued at June 30, 2024 and December 31, 2023, respectively; 2,515,874 and 2,474,159 shares outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Paid-in capital	276,082	275,717
Accumulated deficit	(267,299)	(264,417)
Accumulated other comprehensive loss	—	(12)
Total stockholders' equity	8,783	11,288
Total liabilities and stockholders' equity	$10,065	$13,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost and expenses:
Research and development	$105	$339	$149	$911
General and administrative	1,279	1,526	2,853	4,229
Total cost and expenses	1,384	1,865	3,002	5,140
Loss from operations	(1,384)	(1,865)	(3,002)	(5,140)
Interest and other income, net	62	62	138	150
Net loss from continuing operations	(1,322)	(1,803)	(2,864)	(4,990)
Discontinued operations:
Loss from discontinued operations	—	(2,378)	—	(6,145)
Net loss	$(1,322)	$(4,181)	$(2,864)	$(11,135)
Net loss per share - basic and diluted
Net loss per share from continuing operations	$(0.53)	$(0.79)	$(1.14)	$(2.24)
Net loss per share from discontinued operations	—	(1.04)	—	(2.76)
Net loss per share	$(0.53)	$(1.83)	$(1.14)	$(5.00)
Weighted average shares used in calculating:
Basic and diluted shares	2,510	2,282	2,502	2,229

Other comprehensive loss:
Net loss	$(1,322)	$(4,181)	$(2,864)	$(11,135)
Other comprehensive loss:
Foreign currency translation adjustment gain (loss)	(2)	3	(6)	4
Comprehensive loss	$(1,324)	$(4,178)	$(2,870)	$(11,131)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Preferred Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2022	2,175,936	$—	—	$—	$269,626	$(259,154)	$(20)	$10,452
Net loss	—	—	—	—	—	(6,954)	—	(6,954)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	309	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and RSUs and employee stock purchase plan	—	—	—	—	426	—	—	426
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Balance at March 31, 2023	2,176,245	$—	—	$—	$270,052	$(266,108)	$(19)	$3,925
Net loss	—	—	—	—	—	(4,181)	—	(4,181)
Issuance of common stock	225,000	—	—	—	1,953	—	—	1,953
Issuance of preferred shares	—	—	351,037	—	3,047	—	—	3,047
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	6,618	—	—	—	24	—	—	24
Share-based compensation expense related to issuance of stock options and RSUs and employee stock purchase plan	—	—	—	—	379	—	—	379
Foreign currency translation adjustment	—	—	—	—	—	—	3	3
Fractional shares issuance	(67)	—	—	—	—	—	—	—
Balance at June 30, 2023	2,407,796	$—	351,037	$—	$275,455	$(270,289)	$(16)	$5,150

	Common Stock		Preferred Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2023	2,474,159	$—	351,037	$—	$275,717	$(264,417)	$(12)	$11,288
Net loss	—	—	—	—	—	(1,542)	—	(1,542)
Vesting of restricted stock awards	25,442	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	181	—	—	181
Foreign currency translation adjustment	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2024	2,499,601	$—	351,037	$—	$275,898	$(265,959)	$(16)	$9,923
Net loss	—	—	—	—	—	(1,322)	—	(1,322)
Vesting of restricted stock awards	16,273	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	184	—	—	184
Foreign currency translation adjustment	—	—	—	—	—	—	(2)	(2)
Release of foreign currency translation adjustment upon liquidation of a subsidiary	—	—	—	—	—	(18)	18	—
Balance at June 30, 2024	2,515,874	$—	351,037	$—	$276,082	$(267,299)	$—	$8,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,864)	$(11,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	365	805
Changes in operating assets and liabilities:
Accounts receivable	—	96
Prepaid expenses	326	(239)
Other current assets	—	109
Operating lease assets	—	93
Other assets	—	182
Accounts payable	(547)	(1,106)
Accrued research and development costs	7	(1,655)
Accrued expenses and other current liabilities	(264)	81
Net cash used in operating activities	(2,977)	(12,769)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock purchase agreement	—	5,000
Proceeds from exercises of stock options and ESPP	—	24
Net cash provided by financing activities	—	5,024
Effect of exchange rate changes on cash and cash equivalents	(6)	4
Net decrease in cash and cash equivalents	(2,983)	(7,741)
Cash and cash equivalents, beginning of period	7,571	13,382
Cash and cash equivalents, end of period	$4,588	$5,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) became an independent public company on April 1, 2019 after Ironwood Pharmaceuticals, Inc., or Ironwood, completed a tax-free spin-off of its novel soluble guanylate cyclase ("sGC") business, which we refer to herein as the "Separation". Cyclerion has one employee as of June 30, 2024.

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

Cyclerion GmbH, a wholly owned subsidiary, was incorporated in Zug, Switzerland on May 3, 2019. The functional currency is the Swiss franc. The liquidation process for Cyclerion GmbH has been concluded and the subsidiary was de-registered in May 2024.

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

At-the-Market Offering

On July 24, 2020, the Company filed a Registration Statement on Form S-3 (the “Shelf”). On September 3, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering (the “ATM Offering”) under the Shelf. Under the ATM Offering, the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The Company agreed to pay Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock which could be sold under the Sales Agreement. Prior to January 1, 2022, the Company sold 3,353,059 shares of its common stock for net proceeds of $12.5 million under the ATM Offering, since entering into the Sales Agreement. No shares of common stock have been issued or sold under the ATM Offering from January 1, 2022 to July 31, 2023. The Shelf expired in July 31, 2023. Due to the current market value of the Company's publicly traded common stock held by non-affiliates, the Company's ability to raise future funding though a shelf offering will be limited.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

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

The Company expects that its cash and cash equivalents as of June 30, 2024, will be sufficient to fund operations through mid-2025, however the Company will need to obtain additional funding to sustain operations as it expects to continue to generate operating losses for the foreseeable future. The Company's expectation to generate negative operating cash flows in the future and the need for additional funding to support its planned operations, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the consolidated financial statements, the Company did not adopt any new accounting pronouncements during the six months ended June 30, 2024 that had a material effect on its condensed consolidated financial statements.

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

3. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements as of June 30, 2024:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,635	$—	$—	$3,635
Cash equivalents	$3,635	$—	$—	$3,635

	Fair Value Measurements as of December 31, 2023:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,244	$—	$—	$7,244
Cash equivalents	$7,244	$—	$—	$7,244

During the six months ended June 30, 2024 and 2023, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

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

The operations of the Transferred Assets are presented as discontinued for all periods presented. The transaction closed on July 28, 2023.

The following table presents the results of the discontinued operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost and expenses:
Research and development	$—	$547	$—	$3,748
General and administrative	—	1,831	—	2,397
Total cost and expenses	—	2,378	—	6,145
Loss from operations	—	(2,378)	—	(6,145)
Gain on disposal of discontinued operations	—	—	—	—
Net loss from discontinued operations	$—	$(2,378)	$—	$(6,145)

The following table presents the significant non-cash item for the discontinued operations that are included in the accompanying consolidated statements of cash flows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash flows from operating activities:
Share-based compensation expense	$—	$259	$—	$505

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

Accordingly, the Company has accounted for the investment as a financial instrument without a readily determinable fair value. Such investment is recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or adjustments for observable price changes. An impairment loss is recognized in the consolidated statements of operations and comprehensive loss equal to the amount by which the carrying value exceeds the fair value of the investment. As of June 30, 2024, no impairment loss was recognized. The Company considers the cost of the investment to be the maximum exposure to loss as a result of its involvement with the non-affiliated entity.

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

6. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Software	$126	$126
Property and equipment, gross	126	126
Less: accumulated depreciation and amortization	(126)	(126)
Property and equipment, net	$—	$—

During the six months ended June 30, 2024 and 2023, the Company did not record depreciation and amortization expenses.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Salaries	$15	$11
Professional fees	315	685
Other	204	102
Accrued expenses and other current liabilities	$534	$798

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of June 30, 2024 and December 31, 2023.

Separation Benefits

As part of the separation benefit of the former Chief Financial Officer, the Company paid $0.1 million in May 2024, as the former Chief Financial Officer had not secured full-time employment prior to the six-month anniversary of November 15, 2023. The Company shall pay to former Chief Financial Officer another payment of $0.1 million on the nine-month anniversary of November 15, 2023, in the event the former Chief Financial Officer has not secured full-time employment prior to the anniversary date.

9. Leases

In May 2021, the Company signed a 12-month membership agreement to lease space with WeWork at 501 Boylston Street, Boston, Massachusetts, commencing on August 1, 2021. The agreement was extended for six months on August 1, 2022. The 12-month agreement and 6-month extension are accounted for as short-term leases. No lease expense associated with the membership agreement was recognized during the three and six months ended June 30, 2024. The Company recorded a de minimis amount in lease expense associated with the membership agreement during the three and six months ended June 30, 2023.

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

The Company determined that the licensed rooms represent a lease under ASC Topic 842, Leases. The Company obtained control of the rooms in the third quarter of 2021 and the prepaid rooms balance of approximately $1.4 million was reclassified from other assets to a ROU asset. The related lease expense is recognized on a straight-line basis over the lease term of 8.88 years. The Company recorded a de minimis amount and $0.1 million of lease expense during the three and six months ended June 30, 2023. The Company determined that the licensed services represent a non-lease component, which is recognized separately from the lease component for this asset class. The expense related to the licensed services is recognized on a straight-line basis over the period the services are received. The Company recorded $0.1 million and $0.2 million during the three and six months ended June 30,

2023, respectively. Both the lease expense and services expense are recognized as a component of research and development costs in the condensed consolidated statements of operations and comprehensive loss.

After the closing of the Asset Purchase Agreement, the Company had no plans in the foreseeable future to use the licensed rooms and the Company is restricted from subleasing the rooms. In August 2023, the ROU asset and other assets were fully impaired. No lease expense or services expense was recognized during the three and six months ended June 30, 2024.

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

The following table provides share-based compensation reflected in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$24	$181	$50	$410
General and administrative	160	198	315	395
	$184	$379	$365	$805

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

A summary of stock option activity (excluding market-based stock options) for the six months ended June 30, 2024, is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2023	291,368	$189.09	4.6	$—
Granted	—	—
Exercised	—	—
Cancelled or forfeited	(7,518)	198.52
Outstanding as of June 30, 2024	283,850	$188.84	4.2	$—
Exercisable at June 30, 2024	250,429	$206.52	3.9	$—

During the three and six months ended June 30, 2024, the Company did not grant any stock options. During the three and six months ended June 30, 2023, the Company granted stock options to purchase an aggregate of 4,000 shares at weighted average grant fair values per option share of $2.95. There were no options exercised during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options is $0.4 million and the weighted average period over which that expense is expected to be recognized is 3.68 years.

The Company has granted certain employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the three and six months ended June 30, 2024 and 2023, there were no shares that vested as a result of performance milestone achievements. No share-based compensation expense related to these performance-based options was recognized during the three and six months ended June 30, 2024 and 2023, respectively.

Market-based Stock Options

The Company also has granted to certain employees stock options containing market conditions that vest upon the achievement of specified price targets of the Company’s share price for a period through December 31, 2024. Vesting is measured based upon the average closing price of the Company’s share price for any thirty consecutive trading days, subject to certain service requirements. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award, ranging from approximately 4.0 to 4.6 years. The Company accelerates expense when a stock price target is achieved prior to the derived service period. The Company does not reverse expense recognized if the share price target(s) are ultimately not achieved but expense is reversed when a stock award recipient has a break in service prior to the completion of the derived service period. As of June 30, 2024, there were 7,500 outstanding stock options containing market conditions with a weighted average exercise price of $40.20. As of June 30, 2024, there was a de minimis amount of unrecognized compensation costs related to stock options containing market conditions, which is expected to be recognized over a weighted-average period of 0.02 years.

No stock options containing market conditions were granted during the three and six months ended June 30, 2024 and 2023.

Restricted Stock Awards

The Company granted nil and 65,000 RSAs during the three and six months ended June 30, 2024. The fair value of all RSAs is based on the market value of the Company’s common stock on the date of grant. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period.

A summary of RSA activity for the six months ended June 30, 2024 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2023	170,937	$2.28
Granted	65,000	3.35
Vested	(41,715)	2.68
Forfeited	—	—
Unvested as of June 30, 2024	194,222	$2.55

As of June 30, 2024, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested RSAs is $0.4 million and the weighted average period over which that expense is expected to be recognized is 3.17 years.

11. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operations (in thousands)	$(1,322)	$(1,803)	$(2,864)	$(4,990)
Net loss from discontinued operations (in thousands)	—	(2,378)	—	(6,145)
Total net loss (in thousands)	(1,322)	(4,181)	(2,864)	(11,135)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	2,510	2,282	2,502	2,229

Net gain (loss) per share — basic and diluted
Net loss per share from continuing operations	$(0.53)	$(0.79)	$(1.14)	$(2.24)
Net loss per share from discontinued operations	—	(1.04)	—	(2.76)
Total loss per share	$(0.53)	$(1.83)	$(1.14)	$(5.00)

The Company excludes shares of common stock related to Preferred Stock, stock options, RSAs and RSUs from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Preferred Stock	351,037	—	351,037	—
Stock Options	291,350	334,356	291,350	334,356
RSUs	—	34,362	—	34,362
RSAs	194,222	—	194,222	—
	836,609	368,718	836,609	368,718

12. Workforce Reduction

2022 Workforce Reduction

On October 6, 2022, the Company began a reduction of its current workforce by thirteen (13) full-time employees to align its resources with its current priorities of focusing on a mitochondrial disease-focused strategy. The workforce reduction was completed in the fourth quarter of 2022. All the accrued liabilities related to the 2022 Workforce Reduction were paid off as of December 31, 2022. No cost related to the 2022 Workforce Reduction was recognized during the three and six months ended June 30, 2024.

The Company had further reductions of workforce in 2023 in connection with the sale of the Transferred Assets to Tisento and change to the Company’s strategy. The Company recorded total costs of approximately $0.1 million related to the reduction in workforce during the three and six months ended June 30, 2023.

All the accrued liabilities were paid off as of December 31, 2023 and no activities occurred during the three and six months ended June 30, 2024. The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the six months ended June 30, 2023 (in thousands):

	Amounts accrued at December 31, 2022	Charges	Amount paid	Adjustments	Amounts accrued at June 30, 2023
Workforce reductions	$(809)	$(127)	$791	$—	$(145)
Total	$(809)	$(127)	$791	$—	$(145)

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

Akebia paid a $3.0 million up-front payment to the Company upon signing of the License Agreement and the Company is eligible to receive additional milestone cash payments of up to $585 million in total potential future development, regulatory, and commercialization milestone payments for praliciguat. In addition to these cash milestone payments, if Akebia commercializes the licensed technology, Akebia will pay the Company tiered royalty payments on net sales in certain major markets at percentages ranging from the mid-single digits to the high-teens, subject to certain reductions and offsets.

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

The Company determined the Supply Agreement has stand-alone value under the scope of ASC 606 and should not be combined with the Akebia License Agreement. Given that the Supply Agreement can be terminated at any time without cause with 30 days’ notice, the Company deemed the Supply Agreement to be a month-to-month contract. The manufacturing of the Initial Supply by the Company represents a single performance obligation and consideration related to the manufacturing costs will be recognized over time as costs are incurred. There was no revenue recognized as part of the Supply Agreement in the three and six months ended June 30, 2024 and 2023.

14. Subsequent Events

On August 5, 2024, the Board of Directors of the Company unanimously elected Regina Graul, Ph.D. as a member of the Board of Directors of the Company, effective as of such date and amended her Offer Letter, dated November 30, 2023, to include (i) a title change from President to President and Chief Executive Officer, (ii) an increase to her annual base compensation from $372,000 to $420,000, (iii) up to $100,000 of incentive bonus opportunities tied to entering into future material licensing arrangements approved by the Board of Directors as qualifying for the bonus, and (iv) the grant of a stock option to purchase up to 55,849 shares of common stock of the Company at the closing price upon the effective date of the agreement (an exercise price of $3.30 per share), subject to monthly vesting over four years.

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

On July 28, 2023, we sold two of our CNS assets (zagociguat and CY3018, or the “Transferred Assets”) to Tisento in exchange for $8.0 million in cash consideration, $2.4 million as reimbursement for certain operating expenses related to zagociguat and CY3018 for the period between signing and closing of the transaction, and 10% of all of Tisento's Parent's outstanding equity securities. The Cyclerion assets that were retained are olinciguat and praliciguat which are not CNS focused and are either currently out-licensed (praliciguat) or management is seeking to out-license (olinciguat).

We have shifted our strategy to identify non-sGC stimulator assets, mainly within the CNS therapeutic area, to build a new portfolio. If the Company identifies suitable new assets, the Company will seek to develop the new assets and retain contract research and development and seek to outsource to manufacturing organizations for these specific purposes, as well as seek to raise funds for further research and development activities. The Company’s goal is to find the best combination of capital, capabilities, and transactions that will enable the advancement of current and any future assets the Company may acquire for patients in a way that maximizes shareholder value.

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

The following table summarizes our research and development expenses, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the three and six months ended June 30, 2024 and 2023. The product pipeline expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Product pipeline external costs	$—	$—	$—	$30
Personnel and related internal costs	24	27	61	251
Facilities and other	81	312	88	630
Total research and development expenses	$105	$339	$149	$911

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

Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Research and development	$105	$339	$(234)	(69)%	$149	$911	$(762)	(84)%
General and administrative	1,279	1,526	(247)	(16)%	2,853	4,229	(1,376)	(33)%
Total cost and expenses	1,384	1,865	(481)	(26)%	3,002	5,140	(2,138)	(42)%
Loss from operations	(1,384)	(1,865)	481	(26)%	(3,002)	(5,140)	2,138	(42)%
Interest and other income, net	62	62	—	0%	138	150	(12)	(8)%
Net loss from continuing operations	(1,322)	(1,803)	481	(27)%	(2,864)	(4,990)	2,126	(43)%
Discontinued operations:
Loss from discontinued operations	—	(2,378)	2,378	(100)%	—	(6,145)	6,145	(100)%
Net loss	$(1,322)	$(4,181)	$2,859	(68)%	$(2,864)	$(11,135)	$8,271	(74)%

Research and development expense. The Company had further reductions of workforce in 2023 in connection with the sale of the Transferred Assets to Tisento and change to the Company’s strategy. The decrease in research and development expense of approximately $0.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was driven by decreases of approximately $0.1 million in lab equipment and service and approximately $0.1 million in lab space rent.

The decrease in research and development expense of approximately $0.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was driven by decreases of approximately $0.2 million in employee-related expenses primarily due to the workforce reduction in 2023, approximately $0.2 million in IT services, approximately $0.2 million in lab equipment and service and approximately $0.1 million in lab space rent.

General and administrative expense. The decrease in general and administrative expenses of approximately $0.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily driven by decreases of approximately $0.2 million in insurance expenses, approximately $0.1 million in legal services and approximately $0.1 million in IT service, offset by an increase of approximately $0.1 million of professional consulting.

The decrease in general and administrative expenses of approximately $1.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by decreases of approximately $0.1 million in employee-related expenses primarily due to the workforce reduction in 2023, approximately $1.0 million in legal services, approximately $0.1 million in audit and tax services, $0.3 million in insurance expenses and approximately $0.2 million in computer hardware, offset by an increase of approximately of $0.4 million in professional consulting.

Loss from discontinued operations. The decrease in loss from discontinued operations of approximately $2.4 million and $6.1 million for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively, was driven by the sale of Transferred Assets in July 2023. After the sale of Transferred Assets, no discontinued operation was recognized in the income statements.

Interest and other income (expenses), net. Interest and other income (expenses) was not changed significantly for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023.

Liquidity and Capital Resources

On July 24, 2020, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof for an aggregate initial offering price not to exceed $150.0 million. On September 3, 2020, we entered into the Sales Agreement with Jefferies with respect to the ATM Offering under the Shelf. The Shelf expired in July 2023. We did not sell any shares of our common stock under the Shelf from January 1, 2022 to July 2023.

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

On June 30, 2024, we had approximately $4.6 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

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

We have incurred recurring losses since our inception, including a net loss of $2.9 million for the six months ended June 30, 2024. In addition, as of June 30, 2024, we had an accumulated deficit of $267.3 million. We expect that our cash and cash equivalents as of June 30, 2024, will be sufficient to fund operations into mid-2025, however we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Net cash used in operating activities	$(2,977)	$(12,769)	$9,792	(77)%
Net cash provided by investing activities	$—	$—	$—	—
Net cash provided by financing activities	$—	$5,024	$(5,024)	—

Cash Flows from Operating Activities

Net cash used in operating activities was $3.0 million for the six months ended June 30, 2024 was primarily a result of our $2.9 million net loss from operations. The net loss was offset by non-cash stock-based compensation expense of $0.4 million and a decrease in prepaid expense of $0.3 million. The net loss was also adjusted by a decrease in accounts payable of $0.5 million and a decrease in accrued expenses and other current liabilities of $0.3 million.

Net cash used in operating activities was $12.8 million for the six months ended June 30, 2023 was primarily a result of our $11.1 million net loss from operations. The net loss was offset by non-cash stock-based compensation expense of $0.8 million, a decrease in accounts receivable of $0.1 million, a decrease in other current assets of $0.1 million, a decrease in operating lease assets of $0.1 million, a decrease in other assets of $0.2 million and an increase in accrued expenses and other current liabilities of $0.1 million. The net loss was also adjusted by an increase in prepaid expense of $0.2 million, a decrease in account payable of $1.1 million and a decrease in accrued research and development costs of $1.7 million.

Cash Flows from Financing Activities

There was no financing activity in the six months ended June 30, 2024. Net cash provided by financing activities for the six months ended June 30, 2023 of $5.0 million was due to cash received from the May 2023 stock purchase agreement of $5 million.

Funding Requirements

We expect our expenses to fluctuate as we continue to maintain out-license opportunities and seek to broaden our portfolio through in-licensing of assets. We expect that our cash and cash equivalents as of June 30, 2024, will be sufficient to fund operations into mid-2025, however we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Failure to obtain necessary capital when needed may delay development of any current or potential future product candidates, or other operations.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2024, we had no uncertain tax positions.

Separation Benefits

As part of the separation benefit of the former Chief Financial Officer, we paid $0.1 million in May 2024, as the former Chief Financial Officer had not secured full-time employment prior to the six-month anniversary of November 15, 2023. We shall pay to former Chief Financial Officer another payment of $0.1 million on the nine-month anniversary of November 15, 2023, in the event the former Chief Financial Officer has not secured full-time employment prior to the anniversary date.

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

Item 1A. Risk Factors

Not applicable as we are a “smaller reporting company”. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 5. Other Information

On August 5, 2024, the Board of Directors of Cyclerion Therapeutics, Inc. (the “Company”) unanimously elected Regina Graul, Ph.D. as a member of the Board of Directors of the Company, effective as of such date and amended her Offer Letter, dated November 30, 2023, to include (i) a title change from President to President and Chief Executive Officer, (ii) an increase to her annual base compensation from $372,000 to $420,000, (iii) up to $100,000 of incentive bonus opportunities tied to entering into future material licensing arrangements approved by the Board of directors as qualifying for the bonus, and (iv) the grant of a stock option to purchase up to 55,849 shares of common stock of the Company, subject to certain vesting requirements, all as described in further detail in the Offer Letter Amendment attached to this Form 10-Q as Exhibit 10.1. The description of the Offer Letter Amendment in this Item 5 of this Report on Form 10-Q is not complete and is qualified in its entirety by reference to the complete text of the Offer Letter Amendment, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

During the 2024 second quarter, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to Original Offer Letter Regina Graul
31.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
104	Cover Page Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLERION THERAPEUTICS, INC.

By:	/s/ Regina Graul
Name:	Regina Graul
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rhonda Chicko
Name:	Rhonda Chicko
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 7, 2024