Form 10-Q
period 2024-09-30
Cyclerion Therapeutics, Inc.
filed 2024-11-14
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 8, 2024, the registrant had 2,710,096 shares of common stock, no par value, outstanding.

CYCLERION PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. All statements in this report, other than statements of historical facts, including statements about future events, financing plans, financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements that involve certain risks and uncertainties. Use of the words “may,” “might,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “aimed,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal” or the negative of those words or other similar expressions may identify forward-looking statements that represent our current judgment about possible future events, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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
•
the impact of any pandemic or natural disaster to disrupt our business, including our development activities; and
•
the impact of government regulation in the life sciences industry, particularly with respect to healthcare reform.

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

Cyclerion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,872	$7,571
Account receivable	44	—
Prepaid expenses	621	442
Other current assets	11	11
Total current assets	3,548	8,024
Other investment	5,350	5,350
Total assets	$8,898	$13,374
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$304	$1,198
Accrued research and development costs	72	90
Accrued expenses and other current liabilities	324	798
Total current liabilities	700	2,086
Commitments and contingencies (Note 8)	—	—
Stockholders' equity
Preferred shares, no par value, 500,000 shares authorized and 351,037 series A convertible preferred stock issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, no par value, 20,000,000 shares authorized at September 30, 2024 and December 31, 2023; 2,710,096 and 2,645,096 shares issued at September 30, 2024 and December 31, 2023, respectively; 2,530,898 and 2,474,159 shares outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Paid-in capital	276,220	275,717
Accumulated deficit	(268,022)	(264,417)
Accumulated other comprehensive loss	—	(12)
Total stockholders' equity	8,198	11,288
Total liabilities and stockholders' equity	$8,898	$13,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Option to license revenue	$194	$—	$194	$—
Total revenues	194	—	194	—
Cost and expenses:
Research and development	81	580	230	1,491
General and administrative	1,241	2,131	4,094	6,361
Impairment loss	—	3,304	—	3,304
Total cost and expenses	1,322	6,015	4,324	11,156
Loss from operations	(1,128)	(6,015)	(4,130)	(11,156)
Other income, net
Interest income	42	107	180	257
Gain from settlement of account payable	363	—	363	—
Total other income, net	405	107	543	257
Net loss from continuing operations	(723)	(5,908)	(3,587)	(10,899)
Discontinued operations:
Gain from discontinued operations	—	13,474	—	7,330
Net gain (loss)	$(723)	$7,566	$(3,587)	$(3,569)
Net gain (loss) per share - basic:
Net loss per share from continuing operations - basic	$(0.29)	$(2.43)	$(1.43)	$(4.74)
Net gain (loss) per share from discontinued operations - basic	—	5.53	—	3.19
Basic net gain (loss) per share	$(0.29)	$3.10	$(1.43)	$(1.55)
Net gain (loss) per share - basic and diluted
Net loss per share from continuing operations	$(0.29)	$(2.12)	$(1.43)	$(4.74)
Net gain per share from discontinued operations	—	4.84	—	3.19
Diluted net gain (loss) per share	$(0.29)	$2.72	$(1.43)	$(1.55)
Weighted average shares used in calculating:
Basic shares	2,526	2,435	2,510	2,299
Diluted shares	2,526	2,786	2,510	2,299

Other comprehensive loss:
Net gain (loss)	$(723)	$7,566	$(3,587)	$(3,569)
Other comprehensive loss:
Foreign currency translation adjustment gain (loss)	—	(2)	(6)	2
Comprehensive loss	$(723)	$7,564	$(3,593)	$(3,567)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Preferred Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2022	2,175,936	$—	—	$—	$269,626	$(259,154)	$(20)	$10,452
Net loss	—	—	—	—	—	(6,954)	—	(6,954)
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	309	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and RSUs and employee stock purchase plan	—	—	—	—	426	—	—	426
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Balance at March 31, 2023	2,176,245	$—	—	$—	$270,052	$(266,108)	$(19)	$3,925
Net loss	—	—	—	—	—	(4,181)	—	(4,181)
Issuance of common stock	225,000	—	—	—	1,953	—	—	1,953
Issuance of preferred shares	—	—	351,037	—	3,047	—	—	3,047
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	6,618	—	—	—	24	—	—	24
Share-based compensation expense related to issuance of stock options and RSUs and employee stock purchase plan	—	—	—	—	379	—	—	379
Foreign currency translation adjustment	—	—	—	—	—	—	3	3
Fractional shares issuance	(67)	—	—	—	—	—	—	—
Balance at June 30, 2023	2,407,796	$—	351,037	$—	$275,455	$(270,289)	$(16)	$5,150
Net gain	—	—	—	—	—	7,566	—	7,566
Issuance of common stock upon vesting of RSUs	37,300	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and RSUs and employee stock purchase plan	—	—	—	—	159	—	—	159
Foreign currency translation adjustment	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2023	2,445,096	$—	351,037	$—	$275,614	$(262,723)	$(18)	$12,873

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Common Stock		Preferred Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2023	2,474,159	$—	351,037	$—	$275,717	$(264,417)	$(12)	$11,288
Net loss	—	—	—	—	—	(1,542)	—	(1,542)
Vesting of restricted stock awards	25,442	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	181	—	—	181
Foreign currency translation adjustment	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2024	2,499,601	$—	351,037	$—	$275,898	$(265,959)	$(16)	$9,923
Net loss	—	—	—	—	—	(1,322)	—	(1,322)
Vesting of restricted stock awards	16,273	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	184	—	—	184
Foreign currency translation adjustment	—	—	—	—	—	—	(2)	(2)
Release of foreign currency translation adjustment upon liquidation of a subsidiary	—	—	—	—	—	(18)	18	—
Balance at June 30, 2024	2,515,874	$—	351,037	$—	$276,082	$(267,299)	$—	$8,783
Net loss	—	—	—	—	—	(723)	—	(723)
Vesting of restricted stock awards	15,024	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	138	—	—	138
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Balance at September 30, 2024	2,530,898	$—	351,037	$—	$276,220	$(268,022)	$—	$8,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,587)	$(3,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of discontinued operations	—	(15,752)
Gain from settlement of account payable	(363)	—
Impairment loss	—	3,304
Share-based compensation expense	503	964
Changes in operating assets and liabilities:
Account receivable	(44)	96
Prepaid expenses	(179)	79
Other current assets	—	140
Operating lease assets	—	107
Other assets	—	213
Accounts payable	(531)	(2,157)
Accrued research and development costs	(18)	(1,912)
Accrued expenses and other current liabilities	(474)	(1,217)
Net cash used in operating activities	(4,693)	(19,704)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from disposal of discontinued operations	—	10,402
Net cash provided by investing activities	—	10,402
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock purchase agreement	—	5,000
Proceeds from exercises of stock options and ESPP	—	24
Net cash provided by financing activities	—	5,024
Effect of exchange rate changes on cash and cash equivalents	(6)	4
Net decrease in cash and cash equivalents	(4,699)	(4,274)
Cash and cash equivalents, beginning of period	7,571	13,382
Cash and cash equivalents, end of period	$2,872	$9,108
Supplemental cash flow disclosure:
Non-cash gain on disposal of discontinued operations	$—	$5,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) became an independent public company on April 1, 2019 after Ironwood Pharmaceuticals, Inc., or Ironwood, completed a tax-free spin-off of its novel soluble guanylate cyclase ("sGC") business, which we refer to herein as the "Separation". Cyclerion has one employee as of September 30, 2024.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Cyclerion GmbH (prior to its deregistration), and Cyclerion Securities Corporation. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future partnerships, license payments, equity or debt issuances, certain cost reduction measures and the achievement of potential milestone payments from Akebia cannot be considered probable at this time because these plans are not entirely within the Company’s control and/or have not been approved by the Board of Directors as of the date of these condensed consolidated financial statements.

The Company expects that its cash and cash equivalents as of September 30, 2024, will be sufficient to fund operations through mid-2025, however the Company will need to obtain additional funding to sustain operations as it expects to continue to generate operating losses for the foreseeable future. The Company's expectation to generate negative operating cash flows in the future and the need for additional funding to support its planned operations, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the consolidated financial statements, the Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2024 that had a material effect on its condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and for interim reporting periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2023-07 will have on the Company's consolidated financial statement disclosures.

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

3. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements as of September 30, 2024:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,793	$—	$—	$2,793
Cash equivalents	$2,793	$—	$—	$2,793

	Fair Value Measurements as of December 31, 2023:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,244	$—	$—	$7,244
Cash equivalents	$7,244	$—	$—	$7,244

During the nine months ended September 30, 2024 and 2023, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

The Company believes the carrying amounts of its prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these amounts.

4. Discontinued Operations

On May 11, 2023, the Company entered into the Asset Purchase Agreement for Tisento’s acquisition of substantially all of the assets comprising the Company’s zagociguat and CY3018 programs, in exchange for consideration at closing of $8.0 million, the reimbursement of employee expenses and R&D expenses of $2.4 million that Tisento reimbursed the Company for upon closing, and 10% of the issued and outstanding shares of Tisento Parent (Note 5). Upon closing of the transaction, the Company transferred certain fully depreciated software included within property and equipment to Tisento.

The operations of the Transferred Assets are presented as discontinued for all periods presented. The transaction closed on July 28, 2023.

The following table presents the results of the discontinued operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Revenue from grants	$—	$50	$—	$50
Total revenues	—	50	—	50
Cost and expenses:
Research and development	—	691	—	4,439
General and administrative	—	1,637	—	4,033
Total cost and expenses	—	2,328	—	8,472
Loss from operations	—	(2,278)	—	(8,422)
Gain on disposal of discontinued operations	—	15,752	—	15,752
Net gain from discontinued operations	$—	$13,474	$—	$7,330

The following table presents the significant non-cash item for the discontinued operations that are included in the accompanying consolidated statements of cash flows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash flows from operating activities:
Share-based compensation expense	$—	$—	$—	$505

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

Accordingly, the Company has accounted for the investment as a financial instrument without a readily determinable fair value. Such investment is recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or adjustments for observable price changes. An impairment loss is recognized in the consolidated statements of operations and comprehensive loss equal to the amount by which the carrying value exceeds the fair value of the investment. As of September 30, 2024, no impairment loss was recognized. The Company considers the cost of the investment to be the maximum exposure to loss as a result of its involvement with the non-affiliated entity.

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

6. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Software	$126	$126
Property and equipment, gross	126	126
Less: accumulated depreciation and amortization	(126)	(126)
Property and equipment, net	$—	$—

During the nine months ended September 30, 2024 and 2023, the Company did not record depreciation and amortization expenses.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Salaries	$18	$11
Professional fees	263	685
Other	43	102
Accrued expenses and other current liabilities	$324	$798

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of September 30, 2024 and December 31, 2023.

Separation Benefits

As part of the separation benefit of the former Chief Financial Officer, the Company paid $0.1 million in May 2024 and August 2024, as the former Chief Financial Officer had not secured full-time employment prior to the six-month anniversary and nine-month anniversary of November 15, 2023. The Company has no further separation benefits obligation as of September 30, 2024.

9. Leases

In May 2021, the Company signed a 12-month membership agreement to lease space with WeWork at 501 Boylston Street, Boston, Massachusetts, commencing on August 1, 2021. The agreement was extended for six months on August 1, 2022. The 12-month agreement and 6-month extension are accounted for as short-term leases. No lease expense associated with the membership agreement was recognized during the three and nine months ended September 30, 2024. The Company recorded a de minimis amount in lease expense associated with the membership agreement during the three and nine months ended September 30, 2023.

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

The Company determined that the licensed rooms represent a lease under ASC Topic 842, Leases. The Company obtained control of the rooms in the third quarter of 2021 and the prepaid rooms balance of approximately $1.4 million was reclassified from other assets to a ROU asset. The related lease expense is recognized on a straight-line basis over the lease term of 8.88 years. The Company recorded a de minimis amount and $0.1 million of lease expense during the three and nine months ended September 30, 2023. The Company determined that the licensed services represent a non-lease component, which is recognized separately from the lease component for this asset class. The expense related to the licensed services is recognized on a straight-line basis over the period the services are received. The Company recorded $0.1 million and $0.2 million during the three and nine months ended September 30, 2023, respectively. Both the lease expense and services expense are recognized as a component of research and development costs in the condensed consolidated statements of operations and comprehensive loss.

After the closing of the Asset Purchase Agreement, the Company had no plans in the foreseeable future to use the licensed rooms and the Company is restricted from subleasing the rooms. In August 2023, the ROU asset and other assets were fully impaired. No lease expense or services expense was recognized during the three and nine months ended September 30, 2024.

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

The following table provides share-based compensation reflected in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$24	$(19)	$74	$391
General and administrative	114	178	429	573
	$138	$159	$503	$964

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

A summary of stock option activity (excluding market-based stock options) for the nine months ended September 30, 2024, is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2023	291,368	$189.09	4.6	$—
Granted	55,849	$3.30
Exercised	—	$—
Cancelled or forfeited	(11,237)	$159.50
Outstanding as of September 30, 2024	335,980	$159.20	4.9	$—
Exercisable at September 30, 2024	252,429	$204.22	3.7	$—

During the three and nine months ended September 30, 2024, the Company granted stock options to purchase an aggregate of 55,849 shares at weighted average grant fair values per option share of $2.80. During the three and nine months ended September 30, 2023, the Company granted stock options to purchase an aggregate of 4,000 shares at weighted average grant fair values per option share of $2.95. There were no options exercised during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options is $0.4 million and the weighted average period over which that expense is expected to be recognized is 3.78 years.

The Company has granted certain employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the three and nine months ended September 30, 2024 and 2023, there were no shares that vested as a result of performance milestone achievements. No share-based compensation expense related to these performance-based options was recognized during the three and nine months ended September 30, 2024 and 2023, respectively.

Market-based Stock Options

The Company has previously granted to certain employees stock options containing market conditions that vest upon the achievement of specified price targets of the Company’s share price for a period through December 31, 2024. Vesting is measured based upon the average closing price of the Company’s share price for any thirty consecutive trading days, subject to certain service requirements. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award, ranging from approximately 4.0 to 4.6 years. The Company accelerates expense when a stock price target is achieved prior to the derived service period. The Company does not reverse expense recognized if the share price target(s) are ultimately not achieved but expense is reversed when a stock award recipient has a break in service prior to the completion of the derived service period. As of September 30, 2024, there were 7,500 outstanding stock options containing market conditions with a weighted average exercise price of $40.20. As of September 30, 2024, there was no unrecognized compensation costs related to stock options containing market conditions.

No stock options containing market conditions were granted during the three and nine months ended September 30, 2024 and 2023.

Restricted Stock Awards

The Company granted nil and 65,000 RSAs during the three and nine months ended September 30, 2024, respectively. The fair value of all RSAs is based on the market value of the Company’s common stock on the date of grant. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period.

A summary of RSA activity for the nine months ended September 30, 2024 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2023	170,937	$2.28
Granted	65,000	3.35
Vested	(56,739)	2.64
Forfeited	—	—
Unvested as of September 30, 2024	179,198	$2.55

As of September 30, 2024, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested RSAs is $0.4 million and the weighted average period over which that expense is expected to be recognized is 2.92 years.

11. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operations (in thousands)	$(723)	$(5,908)	$(3,587)	$(10,899)
Net gain (loss) from discontinued operations (in thousands)	—	13,474	—	7,330
Total net gain (loss) (in thousands)	(723)	7,566	(3,587)	(3,569)

Denominator:
Weighted average shares used in calculating net loss per share — basic (in thousands)	2,526	2,435	2,510	2,299
Weighted average shares used in calculating net loss per share — diluted (in thousands)	2,526	2,786	2,510	2,299

Net gain (loss) per share — basic
Net loss per share from continuing operations	$(0.29)	$(2.43)	$(1.43)	$(4.74)
Net (gain) loss per share from discontinued operations	—	5.53	—	3.19
Total (gain) loss per share	$(0.29)	$3.10	$(1.43)	$(1.55)

Net gain (loss) per share — diluted
Net loss per share from continuing operations	$(0.29)	$(2.12)	$(1.43)	$(4.74)
Net (gain) loss per share from discontinued operations	—	4.84	—	3.19
Total gain (loss) per share	$(0.29)	$2.72	$(1.43)	$(1.55)

The Company excludes shares of common stock related to Preferred Stock, stock options, RSAs and RSUs from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Preferred Stock	351,037	—	351,037	351,037
Stock Options	343,480	320,107	343,480	320,107
RSAs	179,198	—	179,198	—
	873,715	320,107	873,715	671,144

12. Workforce Reductions

On October 6, 2022, the Company began a reduction of its current workforce by thirteen (13) full-time employees to align its resources with its current priorities of focusing on a mitochondrial disease-focused strategy. The workforce reduction was completed in the fourth quarter of 2022. No cost related to the 2022 Workforce Reduction was recognized during the three and nine months ended September 30, 2024 and 2023.

The Company had further reductions of workforce in 2023 in connection with the sale of the Transferred Assets to Tisento and change to the Company’s strategy. The Company recorded total costs of approximately $0.5 million and $0.6 million related to the reduction in workforce during the three and nine months ended September 30, 2023, respectively. No cost related to further workforce reductions was recognized during the three and nine months ended September 30, 2024.

All the accrued liabilities were paid off as of December 31, 2023 and no activities occurred during the three and nine months ended September 30, 2024. The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the nine months ended September 30, 2023 (in thousands):

	Amounts accrued at December 31, 2022	Charges	Amount paid	Adjustments	Amounts accrued at September 30, 2023
Workforce reductions	$(809)	$(565)	$1,074	$—	$(300)
Total	$(809)	$(565)	$1,074	$—	$(300)

13. Option/License Agreement

Option Agreement

On July 22, 2024, the Company entered into an Option to License Agreement (the “Option Agreement”) with a third party (the “Optionee”), pursuant to which the optionee has an option (the “Option”), to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. Under the terms of the Option Agreement, the Optionee paid the Company an Option fee of $150,000 in August 2024. The Optionee may exercise the Option on or before February 22, 2025, which may be extended for an additional two-month period for an additional fee of $25,000. If the Optionee exercises the Option during the Option Period, the Parties shall promptly commence negotiations of the definitive license agreement. The terms of the license agreement will be negotiated in good faith within a period not to exceed 90 days after the date of exercise of the Option. If the parties cannot reach agreement, all rights revert to the Company. In addition, the Optionee has agreed to reimburse the Company for certain patent expenses incurred during the Option period. The Company recognized revenue of $0.2 million related to the Option fee payment and expense reimbursement for the three and nine months ended September 30, 2024.

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

The Company determined the Supply Agreement has stand-alone value under the scope of ASC 606 and should not be combined with the Akebia License Agreement. Given that the Supply Agreement can be terminated at any time without cause with 30 days’ notice, the Company deemed the Supply Agreement to be a month-to-month contract. The manufacturing of the Initial Supply by the Company represents a single performance obligation and consideration related to the manufacturing costs will be recognized over time as costs are incurred. There was no revenue recognized as part of the Supply Agreement in the three and nine months ended September 30, 2024 and 2023.

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

Olinciguat is a Phase 2 orally administered, once-daily, vascular sGC stimulator that Cyclerion intends to out-license to an entity with strong cardiovascular and/or cardiopulmonary capabilities. On July 22, 2024, we entered into an Option to License Agreement (the “Option Agreement”) with a third party (the “Optionee”), pursuant to which the Optionee has an option (the “Option”) to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. Under the terms of the Option Agreement, the Optionee paid the Company an Option fee of $150,000 in August 2024. The Optionee may exercise the Option on or before February 22, 2025, which may be extended for an additional two-month period for an additional fee of $25,000. If the Optionee exercises the Option during the Option Period, the Parties shall promptly commence negotiations of the definitive license agreement. The terms of the license agreement will be negotiated in good faith within a period not to exceed 90 days after the date of exercise of the Option. If the parties cannot reach agreement, all rights revert to the Company. In addition, the Optionee has agreed to reimburse the Company for certain patent expenses incurred during the Option period.

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

The following table summarizes our research and development expenses, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the three and nine months ended September 30, 2024 and 2023. The product pipeline expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Product pipeline external costs	$—	$58	$—	$88
Personnel and related internal costs	25	304	86	555
Facilities and other	56	218	144	848
Total research and development expenses	$81	$580	$230	$1,491

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues:
Revenue from option agreement	$194	$—	$194	100%	$194	$—	$194	100%
Total revenues	194	—	194	100%	194	—	194	100%
Cost and expenses:
Research and development	81	580	(499)	(86)%	230	1,491	(1,261)	(85)%
General and administrative	1,241	2,131	(890)	(42)%	4,094	6,361	(2,267)	(36)%
Impairment loss	—	3,304	(3,304)	(100)%	—	3,304	(3,304)	(100)%
Total cost and expenses	1,322	6,015	(4,693)	(78)%	4,324	11,156	(6,832)	(61)%
Loss from operations	(1,128)	(6,015)	4,887	(81)%	(4,130)	(11,156)	7,026	(63)%
Other income, net
Interest income	42	107	(65)	(61)%	180	257	(77)	(30)%
Gain from settlement of account payable	363	—	363	100%	363	—	363	100%
Total other income, net	405	107	298	279%	543	257	286	111%
Net loss from continuing operations	(723)	(5,908)	5,185	(88)%	(3,587)	(10,899)	7,312	(67)%
Discontinued operations:
Gain from discontinued operations	—	13,474	(13,474)	(100)%	—	7,330	(7,330)	(100)%
Net gain (loss)	$(723)	$7,566	$(8,289)	(110)%	$(3,587)	$(3,569)	$(18)	1%

Revenue

Revenue from option agreement. On July 22, 2024, we entered into the Option Agreement with the Optionee, which the Optionee has the Option to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. We recognized revenue of $0.2 million related to the Option fee payment and expense reimbursement during the three and nine months ended September 30, 2024.

Expenses

Research and development expense. We had further reductions of workforce in 2023 in connection with the sale of the Transferred Assets to Tisento and change to the Company’s strategy. The decrease in research and development expense of approximately $0.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was driven by decreases of approximately $0.3 million in employee-related expenses primarily due to the workforce reduction in 2023 and a decrease of approximated of $0.2 million in other miscellaneous expenses including professional consulting expense, research study costs and outside service fees.

The decrease in research and development expense of approximately $1.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was driven by decreases of approximately $0.5 million in employee-related expenses primarily due to the workforce reduction in 2023, approximately $0.2 million in information technology services, approximately $0.1 million in research study costs, approximately $0.1 million in outside service fee, approximately $0.2 million in lab equipment and service and approximately $0.1 million in lab space rent.

General and administrative expense. The decrease in general and administrative expenses of approximately $0.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily driven by decreases of approximately $0.2 million in employee-related expenses primarily due to the workforce reduction in 2023, approximately $0.1 million in board member fees, approximately $0.1 million in outside service fee, approximately $0.4 million in legal services and approximately $0.1 million in audit service.

The decrease in general and administrative expenses of approximately $2.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by decreases of approximately $0.3 million in employee-related expenses primarily due to the workforce reduction in 2023, approximately $1.4 million in legal services, approximately $0.2 million in audit and tax services, approximately $0.2 million in outside services, $0.3 million in insurance expenses and approximately $0.3 million in information technology services, offset by an increase of approximately of $0.4 million in professional consulting.

Impairment loss. The impairment loss consists of an impairment loss of operating lease of approximately $3.3 million during the three and nine months ended September 30, 2023. There was no impairment loss recognized during the three and nine months ended September 30, 2024.

Interest income. Interest income decreased by $0.1 million for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, primarily attributable to the decrease of our money market fund balance.

Gain from settlement of account payable. During the three and nine months ended September 30, 2024, we reached a settlement agreement with a vendor for a disputed account payable and recorded a gain of $0.4 million on settlement of account payable.

Gain from discontinued operations. The decrease in gain from discontinued operations of approximately $13.5 million and $7.3 million for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively, was driven by the sale of Transferred Assets in July 2023. After the sale of Transferred Assets, no discontinued operation was recognized in the income statements.

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

Our ability to continue to fund our operations and meet capital needs in the next twelve months will depend on our ability to generate cash from operations and access to capital markets and other sources of capital, as further described below. We anticipate that our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures and other general corporate purposes.

On September 30, 2024, we had approximately $2.9 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

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

We have incurred recurring losses since our inception, including a net loss of $3.6 million for the nine months ended September 30, 2024. In addition, as of September 30, 2024, we had an accumulated deficit of $268.0 million. We expect that our cash and cash equivalents as of September 30, 2024, will be sufficient to fund operations into mid-2025, however we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Net cash used in operating activities	$(4,693)	$(19,704)	$15,011	(76)%
Net cash provided by investing activities	$—	$10,402	$(10,402)	—
Net cash provided by financing activities	$—	$5,024	$(5,024)	—

Cash Flows from Operating Activities

Net cash used in operating activities was $4.7 million for the nine months ended September 30, 2024 was primarily a result of our $3.6 million net loss from operations. The net loss was offset by non-cash stock-based compensation expense of $0.5 million. The net loss was also adjusted by gain from settlement of accounts payable of $0.4 million, an increase in prepaid expense of $0.2 million, a decrease in accounts payable of $0.5 million and a decrease in accrued expenses and other current liabilities of $0.5 million.

Net cash used in operating activities was $19.7 million for the nine months ended September 30, 2023 was primarily a result of our $3.6 million net loss from operations. The net loss was offset by impairment loss of $3.3 million, non-cash stock-based compensation expense of $1.0 million, a decrease in account receivable of $0.1 million, a decrease in prepaid expenses of $0.1 million, a decrease in other current assets of $0.1 million, a decrease in operating lease assets of $0.1 million and a decrease in other assets of $0.2 million. The net loss was also adjusted by gain on disposal of discontinued operations of $15.8 million, a decrease in account payable of $2.2 million, a decrease in accrued research and development costs of $1.9 million and a decrease in accrued expenses and other current liabilities of $1.2 million.

Cash Flows from Investing Activities

There was no investing activity incurred in the nine months ended September 30, 2024. Net cash provided by investing activities for the nine months ended September 30, 2023 of $10.4 million was due to cash proceeds received from the disposal of discontinued operations of approximately $10.4 million.

Cash Flows from Financing Activities

There was no financing activity in the nine months ended September 30, 2024. Net cash provided by financing activities for the nine months ended September 30, 2023 of $5.0 million was due to cash received from the May 2023 stock purchase agreement of $5 million.

Funding Requirements

We expect our expenses to fluctuate as we continue to maintain out-license opportunities and seek to broaden our portfolio through in-licensing of assets. We expect that our cash and cash equivalents as of September 30, 2024, will be sufficient to fund operations into mid-2025, however we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Failure to obtain necessary capital when needed may delay development of any current or potential future product candidates, or other operations. Additional funding may not be available on acceptable terms, if at all to continue as a going concern and advance our current and any potential future product candidates. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations. Raising additional capital may dilute our existing shareholders, restrict our operations or cause us to relinquish valuable rights.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2024, we had no uncertain tax positions.

Separation Benefits

As part of the separation benefit of the former Chief Financial Officer, we paid $0.1 million in May 2024 and August 2024, as the former Chief Financial Officer had not secured full-time employment prior to the six-month anniversary and nine-month anniversary of November 15, 2023. We have no further separation benefits obligation as of September 30, 2024.

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

Date: November 14, 2024