Form 10-K
period 2024-12-31
Cyclerion Therapeutics, Inc.
filed 2025-03-04
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.8 million, computed using the closing price on that day of $2.30.

As of February 28, 2025, there were 2,710,096 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•
We are currently considering a new potential product candidate and we may not be successful in acquiring license and other rights necessary to develop this technology, establish and successfully complete clinical studies, obtain necessary regulatory governmental approvals and successfully commercialize this product candidate;
•
there is substantial doubt regarding our ability to continue as a going concern and we will need to raise capital in the near term in order to maintain our operations;
•
we may be unable to access capital, capabilities, and transactions necessary to advance the development of the product candidate under evaluation and any future product candidates;
•
there is substantial uncertainty regarding our future financial performance, potential revenues, expense levels, payments, cash flows, profitability, tax obligations, concentration of voting control, as well as the timing and drivers thereof;
•
there is uncertainty regarding the impact of government funding and regulation in the life sciences industry, particularly with regard to funding for new drug development, staffing levels at government agencies and healthcare reform generally;
•
there may be substantial delays to timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching and commercializing the product candidate under evaluation and potential future product candidates;
•
we may be unable to maintain our relationships with third parties, collaborators and our employees or execute our strategic priorities;
•
we may fail to maintain our Nasdaq listing;
•
there are significant risks in our investment in Tisento Therapeutics Inc. (“Tisento”) tied to Tisento developing, obtaining regulatory approval for, launching and commercializing its product candidates and such risks may negatively impact our investment in Tisento;
•
there is uncertainty regarding any liquidity or monetizable value of our equity interest in Tisento, which faces all the risks of an early-stage pharmaceutical development company;
•
there is uncertainty as to whether any future development, regulatory, and commercialization milestones or royalty payments provided for in the agreement with Akebia Therapeutics, Inc. will be achieved;

•
we are seeking to out-license our olinciguat technology to a third party which holds an option to negotiate a license to this technology and if the third party elects not to exercise the option or if we are unable to reach agreement on license terms, we may not reach agreement on the terms of a license arrangement;
•
our product candidates and those we have sold or out-licensed have not been approved for sale by regulatory agencies and may not prove to meet safety and efficacy requirements and if we are unable to comply with U.S. and non-U.S. regulatory requirements, including any post-approval development and regulatory requirements, or our potential future product candidates are unable to comply with such requirements, our operating results may suffer;
•
we may be unable to obtain reimbursement from the U.S. government and third-party payors for potential future product candidates if and when commercialized;
•
if we are unable to attract and retain employees needed to execute our business plans and strategies and or manage the impact of any loss of key employees our financial condition and results of operations may suffer;
•
our business may be negatively impacted if we are unable to obtain and maintain intellectual property protection for our current and potential future product candidates;
•
third parties may allege we infringe their intellectual property rights, which could result in adverse outcomes;
•
we may fail to maintain effective internal controls over financial reporting;
•
we may be impacted by trends and challenges in the market affecting our product candidates;
•
a determination that we constitute an investment company under the Investment Company Act of 1940, as amended, and if we are required to register thereunder, could have a material adverse effect on us;
•
we may be unable to compete with other companies that are or may be developing or selling products that are competitive with any potential future product candidates;
•
a pandemic or natural disaster may disrupt our business, including our development activities, resulting in a material adverse effect on our financial condition and results of operations; and
•
other factors that are described in Part 1, Item 1A “Risk Factors” of this our Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview and Strategy

Our strategy for Cyclerion is to build a new pipeline with therapeutics to treat certain neuropsychiatric diseases. Over the past year, Cyclerion’s diligence team which is composed of committed external experts and internal personnel in their respective fields, have been conducting asset evaluations in many therapeutic areas. Throughout this process, the team identified and assessed dozens of products and other opportunities directed at addressing patient’s needs and increasing shareholder value. The team prioritized an individualized therapy for treatment resistant depression (“TRD”) as our foundational product candidate and we have entered into a non-binding option to license agreement for the intellectual property associated with this product. With the large unmet medical need in TRD, the clinical development stage of this asset, and the strong commercial opportunity, we believe that this product is well suited to be the foundation moving forward for Cyclerion. The program team is currently developing an integrated development and commercial strategy in TRD.

In addition to significantly reducing operating expenses and the potential to obtain revenues from our legacy soluble guanylate cyclase (sGC) stimulator clinical assets, we intend to raise funds to support the execution of the product plans in TRD. As such, we have developed a financing strategy plan and recently filed a registration statement on Form S-3 (the “Shelf Registration”) with the Securities and Exchange Commission (the “SEC”) which would allow us to sell registered shares of our common stock if we choose to do so. The Shelf Registration was declared effective by the SEC in February 2025.

We continue to build our infrastructure, and Regina Graul, Ph.D. was promoted to Chief Executive Officer (CEO) and Director to our Board in August of 2024 after she was hired as President in late 2023. Dr. Graul has significant experience in research and development, product search and evaluation and has extensive knowledge growing and leading integrated high-functioning teams. We also retained as our Chief Financial Officer, Rhonda Chicko, who has extensive experience working with early and later-stage drug development companies. To limit our operating expenses, we have used consultants (including Ms. Chicko) rather than hiring additional full-time employees; Dr. Graul is the only current employee to date. Our goal is to hire additional C-suite executives later this year.

Background

We were founded in 2018 to focus on the treatment of serious diseases with novel sGC stimulators in both the central nervous system (CNS) and the periphery. Since that time, our strategy for Cyclerion has changed and our sGC assets zagociquat and CY3018 were sold in 2023 to Tisento, we out-licensed praliciguat in 2021 and we have entered into a non-binding license option agreement for olinciguat in 2024. Our prior strategy to conduct research and development on sGC stimulators has been discontinued and we do not intend to internally pursue research and development or commercialization with any sGC asset. We are leveraging our legacy sGC stimulator assets with the goal of generating revenues which, if realized, will be used to help fund our strategic building plan and provide value to our stockholders.

The following table is a high-level summary of our historical sGC portfolio:

Program	Indication(s)	Description	Status
Zagociguat (CNS-penetrant)	MELAS syndrome (mitochondrial encephalopathy, lactic acidosis, and stroke-like episodes syndrome), cognitive impairment	Zagociguat is a CNS-penetrant sGC stimulator that has shown rapid improvements across a range of endpoints reflecting multiple domains of disease activity, including	Sold to Tisento as part of the Asset Purchase Agreement in July 2023. On January 27,2025, Tisento announced dosing the first participant in their

	associated with schizophrenia, and Alzheimer's Disease with Vascular Pathology (ADV)	mitochondrial disease-associated biomarkers.	Phase 2b study evaluating Zagociguat in MELAS.
CY3018 (CNS-penetrant)	Neuropsychiatric disorders	CY3018 is a CNS-penetrant sGC stimulator in preclinical development that has potential for the treatment of neuropsychiatric diseases and disorders.	Sold to Tisento as part of the Asset Purchase Agreement in July 2023
Olinciguat (peripheral)	Cardiovascular diseases	Olinciguat is a vascular sGC stimulator	Cyclerion entered into an exclusive non-binding license option agreement with a separate entity, wholly-owned by CVCO Therapeutics, Inc. in July 2024
Praliciguat (peripheral)	Focal Segmental Glomerulosclerosis (FSGS)	Praliciguat is a systemic sGC stimulator that is licensed to Akebia for the treatment of a rare kidney disease.	Out-licensed to Akebia in 2021 and renegotiated terms effective December 2024.

Research and Development Programs

The following table presents the status of sGC stimulator assets that are either licensed or optioned to other entities:

Akebia License Agreement

On June 3, 2021, we entered into a License Agreement with Akebia (the “Akebia License Agreement”) relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing the pharmaceutical compound known as praliciguat and other related products and forms thereof enumerated in the Akebia License Agreement. Pursuant to the Akebia License Agreement, Akebia will be responsible for all future research, development, regulatory, and commercialization activities for the out-licensed praliciguat products.

On December 13, 2024, we announced that Cyclerion and Akebia re-negotiated a mutually beneficial amendment to Akebia's exclusive license agreement for praliciguat, a systemic sGC stimulator. Under this new license amendment, we will receive $1.75 million in amendment payments, of which $1.25 million was paid in December 2024 and an additional payment of $0.5 million is due in September 2025. In addition, Akebia is responsible for all intellectual property expenses associated with praliciguat at an earlier date than as originally agreed between the parties. We are eligible to receive additional milestone cash payments of up to approximately $558.5 million in total related to potential future development, regulatory, and commercialization milestone payments for praliciguat. In exchange for a reduction in certain development milestone payments, we are eligible to receive certain higher-tiered sales-based royalties ranging from mid-single-digits to twenty percent. In 2021, Akebia paid a $3.0 million upfront payment to us upon signing of the Akebia License Agreement, and subsequently paid us an additional $1.25 million in December 2024 and is obligated to pay us an additional $0.5 million in September 2025.

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

Olinciguat Option to License with CVCO Therapeutics, Inc. (CVCO)

Olinciguat is a Phase 2, orally administered, once-daily, vascular sGC stimulator. On July 22, 2024, we entered into an Option to License Agreement (the “Option Agreement”) with a third party (the “Optionee”), pursuant to which the Optionee has an option (the “Option”) to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. Under the terms of the Option Agreement, the Optionee paid us an Option fee of $150,000 in August 2024. The Optionee may exercise the Option on or before March 20, 2025, which may be extended for an additional two-month period for an additional fee of $25,000. If the Optionee exercises the Option during the Option Period, the Parties shall promptly commence negotiations of the definitive license agreement. The terms of the license agreement will be negotiated in good faith within a period not to exceed 90 days after the date of exercise of the Option. If the parties cannot reach agreement, all rights revert to us. In addition, the Optionee has agreed to reimburse us for certain patent expenses incurred during the Option period.

Tisento Asset Purchase Agreement

On May 11, 2023, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with an investor group that included Peter Hecht (our former CEO), JW Celtics Investment Corp and JW Cycle Inc. which subsequently changed their names to Tisento Therapeutics Holdings Inc. (“Tisento Parent”) and Tisento Therapeutics Inc. (“Tisento”). Upon the closing on July 28, 2023 following receipt of approval by the Cyclerion stockholders of the transactions contemplated by the Asset Purchase Agreement, we sold to Tisento the Transferred Assets and Tisento assumed certain liabilities relating thereto, including, but not limited to (i) liabilities, costs and expenses arising after the date of the Asset Purchase Agreement relating to the employment of certain Cyclerion employees and the conduct of certain preclinical and clinical trial activities prior to the closing of the transactions contemplated by the Asset Purchase Agreement, and (ii) liabilities relating to such assets to the extent relating to the period after the closing of the transaction. In consideration for such sale and assumption, at the closing we received proceeds of $8.0 million as cash consideration, $2.4 million as reimbursement for certain operating expenses related to such assets for the period between signing and closing of the Asset Purchase Agreement, and shares of common stock of Tisento Parent comprising 10% of the then issued and outstanding equity securities of Tisento Parent immediately following such closing, subject to certain protections against dilution.

Under the terms of the Asset Purchase Agreement, we agreed not to compete with Tisento through July 2028 either alone or directly or indirectly with or through any affiliate or third party, initiate investigational new drug ("IND")-enabling preclinical development, develop, commercially manufacture, commercialize, or otherwise exploit any compound or product that is (A) a CNS-penetrant sGC stimulator, (B) developed for the treatment of a program indication, and (C) reasonably expected to compete with any compound or product in a purchased program for the treatment of a program indication (any such compound or product, a “Cyclerion Competing Product”) anywhere in the world, or (ii) license, convey, grant, or otherwise transfer any rights to any third party to initiate IND-enabling preclinical development, develop, commercially manufacture, commercialize, or otherwise exploit a Cyclerion Competing Product anywhere in the world.

On January 27, 2025, Tisento Therapeutics announced that the first patient has been dosed in its global Phase 2b PRIZM study. The study is investigating the impact of once-daily oral zagociguat treatment on fatigue, cognitive impairment, and other key aspects of the rare mitochondrial disease MELAS (Mitochondrial Encephalomyopathy, Lactic Acidosis, and Stroke-like Episodes).

PRIZM – a Phase 2b Randomized, Placebo-Controlled Trial Investigating Zagociguat in MELAS – is evaluating the efficacy and safety of oral zagociguat 15 mg or 30 mg compared to placebo when administered once-daily for 12 weeks in participants with genetically and phenotypically defined MELAS. The PRIZM study has a crossover design, with two 12-week treatment periods separated by a 4-week washout period. All participants will receive zagociguat during one of the 12-week periods and placebo during the other. Participants who complete the study may be eligible for an open-label extension study. PRIZM is a global study that will enroll approximately 44 participants at mitochondrial disease centers of excellence in the U.S., Italy, Germany, United Kingdom, Australia, and Canada. ClinicalTrials.gov (NCT06402123) for more information.

Intellectual Property

We protect the intellectual property and proprietary technology that we believe is important to our business, including by pursuing and maintaining U.S. and foreign patents that cover our product candidates and compositions, their methods of use and the processes for their preparation, as well as any other relevant inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We expect to also rely on licenses for patented intellectual property owned by third parties.

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

We have 20 issued U.S. patents, 11 pending U.S. patents applications and numerous foreign patents and pending patent applications related to our sGC programs. Patent families are filed either as utility U.S. patents or under an international patent law treaty (PCT) that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the 157 contracting states, followed by the process of entering national phase, which requires a separate application in each of the member states in which national patent protection is sought.

The technology underlying our sGC patents and pending patent applications has been developed by us and was not acquired from any in-licensing agreement. We own all of the issued patents and pending applications.

The intellectual property portfolios for our most advanced product candidates (praliciguat and olinciguat) are summarized below.

Praliciguat Patent Portfolio

Our praliciguat patent portfolio includes 13 U.S. issued patents, seven pending U.S. patent applications, and numerous patents and pending patent applications in foreign jurisdiction.

One of the U.S. patents, US 9,481,689, which will expire in 2034, is directed to praliciguat and pharmaceutical compositions thereof. The term of this U.S. patent may be eligible for patent term extension as described below. Three other U.S. patents, US 8,748,442, US 9,139,564, and 10,189,809, expire in 2031, and provide generic coverage of praliciguat and intermediates used in the preparation of praliciguat, as well as compounds related to praliciguat, respectively. A fifth U.S. patent, US 10,183,021 will expire in 2034 and is directed to the treatment of resistant hypertension with praliciguat or combinations of praliciguat and known anti-hypertensives. A sixth U.S. patent, US 209,639,308 will expire in 2034 and is directed to the treatment of diabetic nephropathy with praliciguat or combinations of praliciguat with other agents. The seventh U.S. patent, US 10,927,136 covers phosphorus prodrugs of praliciguat and will expire in 2037. The eighth U.S. Patent, US 11,389,449, is directed to the treatment of metabolic syndrome with praliciguat and will expire in 2038. The ninth U.S. Patent, US 11,357,777, is directed to the treatment of a severe form of liver disease named nonalcoholic steatohepatitis (NASH) with praliciguat and other compounds and will expire in 2039. The tenth to thirteenth, U.S. Patents, US 11,319,308 (expiring in 2039), US 11,773,089 (expiring in 2037), US 11,274,096 (expiring in 2039) and US 11,708,361 (expiring in 2039) are directed to the syntheses of praliciguat or of intermediates useful in the manufacture of praliciguat.

Two pending U.S. patent applications that, if issued, will expire in 2031 and 2034, respectively, provide generic coverage for praliciguat composition of matter. Two additional U.S. patent applications that, if issued, will expire in 2037 and 2039, respectively, provide coverage for methods of large-scale preparation of praliciguat. We also have a pending U.S. application directed to a praliciguat formulation, that, if issued, will expire in 2036. Another pending U.S. application is directed to phosphorous prodrugs of praliciguat and, if issued, will expire in 2037.

Another of the U.S. pending applications is directed to methods of treating diabetic nephropathy with praliciguat, and if issued, will expire in 2040 or later.

Furthermore, we have eight granted European patents expiring between 2031 and 2039. Each of these patents is validated in multiple countries or registered in multiple countries as a European Unitary Patent. We hold nine granted Japanese patents expiring between 2031 and 2040. We also have numerous patent applications pending in foreign jurisdictions.

Olinciguat Patent Portfolio

Our olinciguat patent portfolio includes 14 U.S. issued patents, five pending U.S. patent applications and numerous patents and pending applications in foreign jurisdictions.

One of the U.S. patents, US 9,586,937, which will expire in 2034, is directed to olinciguat and pharmaceutical compositions thereof. The term of this U.S. patent may be eligible for patent term extension as described below. Three other U.S. patents, US 8,748,442, US 9,139,564, and US 10,189,809, expire in 2031, and provide generic coverage of olinciguat, intermediates used in the preparation of olinciguat, and compounds related to olinciguat, respectively. The fifth U.S. patent, US 10,517,874, which will expire in 2034 is directed to the treatment of SCD using olinciguat alone or in combinations with other therapeutic agents. The sixth and seventh U.S. issued patents, US 10,889,577, and US 11,572,358, will expire in 2037 and are directed to polymorphs of olinciguat. The eighth issued patent, US 11,207,323, will expire in 2034 and provides coverage for stereoisomers of olinciguat. Five more U.S. issued patents, US 11,319,308 (expiring in 2039), US 11,773,089 (expiring in 2037), US 11,274,096 (expiring in 2039), US 11,834,444 (expiring in 2038) and US 12,030,874 (expiring in 2039) are directed to the chiral syntheses of olinciguat or the syntheses of intermediates useful in the manufacture of olinciguat. The last U.S. issued patent, US 11,357,777, is directed to the treatment of NASH with olinciguat and other compounds and will expire in 2039.

One pending U.S. patent application, if issued, will expire in 2037 and provides additional coverage for polymorphs of olinciguat. Another pending U.S. patent application, if issued, will expire in 2031, and provides generic coverage for olinciguat. Two pending U.S. patent applications are directed to processes and synthetic intermediates for preparing olinciguat and, will expire in 2039 and 2037, respectively. These third and fourth patent applications have recently been allowed. A fifth pending U.S. patent application is directed to the treatment of heart failure with preserved ejection fraction (HFpEF) in post-menopausal women with olinciguat and other sGC stimulators. If issued, the corresponding patent will expire in 2042.

Furthermore, we have nine granted European patents expiring between 2031 and 2039 each of them validated in multiple countries or registered in multiple countries as Unitary European Patents; eight granted Japanese patents expiring between 2031 and 2039; seven granted Chinese patents expiring between 2031 and 2039; and a large number of issued patents in other foreign jurisdictions, expiring between 2031 and 2039. We also have numerous pending patent applications in foreign jurisdictions. Some of these patents may be eligible for patent term extension or the foreign jurisdiction equivalent, depending on the jurisdiction.

Patent Term

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application, assuming that all applicable maintenance or annuity fees are paid. In the United States, and China, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the respective patent offices, in examining and granting a patent, or, in the US, the term may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in that country, and the validity and enforceability of the patent.

In addition, the term of a U.S. patent that covers an US Food and Drug Administration (FDA)-approved drug may be eligible for patent term extension under the Drug Price Competition and Hatch-Waxman Act, to account for some of the time the drug is under development and regulatory review after the patent is granted. For a drug for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved drug (drug substance or drug product), an FDA-approved method of treatment using the drug and/or a method of manufacturing the FDA-approved drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the drug. Some foreign jurisdictions, including Europe, Japan, and China, have similar patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency.

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
•
approval by an independent institutional review board ("IRB") to proceed with initiating the clinical trial at each corresponding investigational site.
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

Pediatric Development

In the European Union, companies developing a new medicinal product must agree to a Pediatric Investigation Plan, or PIP, with the European Medicines Agency (EMA) and must conduct pediatric clinical trials in accordance with that PIP, unless a deferral or waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The MAA for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Where the MAA includes the results of all pediatric studies conducted in accordance with the PIP and the results are reflected in the approved summary of product characteristics, the holder of a patent or supplementary protection certificate is entitled to receive a six-month extension of the protection under a supplementary protection certificate or, in the case of orphan medicinal products, the product is eligible for a two-year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

We believe that our plans for a potential new drug candidate for TRD under consideration may be applicable for the treatment of pediatric patients.

Competition

Despite our belief that the potential product that we intend to develop and commercialize in TRD will be differentiated, we will face competition from many different sources. Potential competition includes major/specialty pharmaceutical, biopharmaceutical, device and biotechnology companies, academic institutions, governmental agencies and medical research organizations. Additionally, we would expect that, if approved, our product will compete with the standard of care and any new therapies that may become available in the future. Several biopharmaceutical companies have therapies in clinical development for TRD and we are aware that many more are investigating treatments for TRD (e.g., psychedelic-related therapies are currently in development for TRD but have not yet been approved).

TRD is a disease with high unmet need and is associated with multiple serious public health implications. The FDA and the EMA have adopted the most used definition of TRD (i.e., inadequate response to a minimum of two antidepressants despite adequacy of the treatment trial and adherence to treatment). A number of published sources estimate that at least 30% of persons with depression meet this definition. There are many treatment paradigms that have been employed for the management of TRD. In general, these treatment paradigms /therapies can be bucketed into categories of: pharmacotherapies, somatic therapies and psychotherapeutic approaches. It is well known that the majority of these treatments have serious limitations despite their benefit.

•
Pharmacotherapies: antidepressants and antipsychotics indicated for use in major depressive disorder are frequently prescribed, combined or augmented with a second agent to treat TRD. Additionally, mood stabilizers (e.g. lithium) are utilized as treatments, alone or in combination for TRD. Only two pharmacotherapies are approved for TRD in the U.S.: Spravato (esketamine), marketed by Janssen, and Symbyax (olanzapine/fluoxetine hydrochloride capsules), developed by Eli Lilly and Company.
•
Somatic Therapies: multiple somatic therapies are used for the management of TRD such as electroconvulsive therapy (ECT), repetitive transcranial magnetic stimulation (rTMS), vagus nerve stimulation (VNS), and deep brain stimulation (DBS).
•
Psychotherapeutic Approaches: manual-based psychotherapies are not proven to be efficacious as a standalone intervention in TRD, but their efficacy in combination with antidepressants has been noted.

The biopharmaceutical industry is highly competitive within and across therapeutic categories and indications. There are many public and private biopharmaceutical companies, universities, government agencies and other research organizations actively engaged in the research and development and commercialization of products that may be similar to our product candidates or address similar markets. In addition, the number of companies seeking to develop and commercialize products and therapies competing with our product candidates is likely to increase. However, we seek to build our portfolio with key differentiating attributes to provide a competitive advantage in the markets we target. The success of all of our product candidates, if approved, will likely depend upon their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Many of our competitors may have greater financial resources and broader expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved medicines than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors could also compete with us in establishing clinical trial sites and participant registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Competition can also impact Tisento (in which we hold an equity interest), as well as companies which we have out-licensed or seek to out-license our product candidates. To date, the product candidates we have sold to Tisento or out-licensed to Akebia are either in early stage clinical or pre-clinical stages or not yet received any approval allowing for the commercial sale of these product candidates.

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

Employee Profile

As of December 31, 2024, we had one employee and several consultants, including our Chief Financial Officer. We may in the future seek to expand our employee base, hire additional consultants and also outsource certain functions to other firms.

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
•
There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, if at all, to continue as a going concern and advance our current and any potential future product candidates. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations. Raising additional capital may dilute our existing shareholders, restrict our operations or cause us to relinquish valuable rights.
•
We are in the process of in-licensing a product candidate for treatment resistant depression and our approach to the discovery and development of this and any future product candidates we may develop may never lead to marketable products.

Risks Related to Development and Clinical Testing of Our Products and Product Candidates

•
We may encounter substantial delays in our activities, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities in the development of our compounds.
•
We could encounter difficulties in enrolling participants in any future clinical studies, which could delay or prevent progress of our product candidates.
•
We may be unable to obtain regulatory approval f and unable to generate product revenue for any product candidate.
•
Any future product candidates may cause side effects that may result in label restrictions.
•
We may have to change our nonclinical or clinical study protocols due to regulatory reasons or unanticipated events, which could result in increased costs to us and could delay our development timeline.

Risks Related to Reliance on Licensees, Tisento and Third Parties

•
There are risks in our investment in Tisento tied to Tisento developing, obtaining regulatory approval for, launching and commercializing its product candidates.

•
There is uncertainty as to any liquidity or monetizable value of our equity interest in Tisento, which faces all the risks of an early-stage pharmaceutical development company.
•
Akebia may not be successful in developing and commercializing any therapies through its praliciguat out-license with the Company.
•
We may not be successful in entering into necessary licenses or collaboration agreements and we may enter into collaboration or license arrangements in the future that ultimately are not successful.
•
We expect that we will continue to rely on third parties to conduct nonclinical and clinical studies and to manufacture drug supplies for our product candidates. If these third parties do not execute successfully, our business could be substantially harmed.

Risks Related to Intellectual Property

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

Risks Related to the Future Commercialization of our Potential Future Product Candidates

•
If the market opportunities for our product candidates are smaller than we estimate, our revenue and ability to achieve profitability may be harmed.
•
We may fail to comply with healthcare and other regulations and could face substantial penalties.
•
Our competitors may achieve regulatory approval before us or develop therapies that are safer, more advanced or more effective than ours.
•
The impact of healthcare reform and other governmental and private payor initiatives, as well as the potential for reductions in federal government funding for development and clinical trials may harm our business.
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
•
The pandemic and future pandemics may disrupt our business, including our development activities.

Risks Related to the holders of Our Common Stock

•
We have limited trading history and a relatively limited public float for our shares and our common stock market price may fluctuate widely.
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

We are a biopharmaceutical company that was incorporated in 2018. Our business was conducted within Ironwood prior to that time, and we had no history as an independent company prior to the completion of the separation which occurred in 2019. We are seeking to develop new products for treatment resistant depression. We have also developed a pipeline of sGC stimulators, but we have no products approved for commercial sale, and we have never generated revenue from product sales nor have Tisento or Akebia ever generated product sales from products incorporating our compounds. Our operating activities to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, pursuing partnership opportunities, and conducting early-stage clinical trials for our product candidates.

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

Our business has incurred operating losses due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations. Our net losses for the years ended December 31, 2024 and 2023 were $3.1 million and $5.3 million, respectively. We expect to incur significant losses for at least the next several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates.

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

Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to perform clinical and other studies in addition to those that we currently anticipate. Even if one or more of the product candidates that we develop is approved for commercial sale, we may never generate revenue in amounts sufficient to achieve and maintain profitability.

There is substantial doubt about our ability to continue as a going concern. We will need to raise additional funding in the near term, which may not be available on acceptable terms, if at all to continue as a going concern and advance our product candidates. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations. Raising additional capital may dilute our existing shareholders, restrict our operations or cause us to relinquish valuable rights.

There is substantial doubt regarding our ability to continue as a going concern. As of December 31, 2024, we had unrestricted cash and cash equivalents of approximately $3.2 million. Our management believes that such cash and cash equivalents will not be sufficient to fund our operating expenses and capital requirements beyond the second quarter, whether or not we curtail efforts with respect to certain of our current and future product candidates. We will require significant additional funding to advance any of our product candidates beyond the short term and to sustain our operations.

We may also seek to raise such capital through public or private financing of our securities, royalty financing or debt financing. Raising funds in the current economic environment may be challenging, and such financing may not be available in sufficient amounts or on acceptable terms, if at all. The terms of any financing may harm existing shareholders. The issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute the ownership of existing shareholders.

If we sell shares or other equity securities in one or more other transactions, or issue stock, stock options or other securities pursuant to our current equity plans, investors may be materially diluted by such subsequent issuances. We will need significant additional capital in the near term to continue our current plans. No assurance can be given that we will be able to obtain such funds upon favorable terms and conditions, if at all. Failure to do so could have a material adverse effect on our business. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity or convertible securities in one or more transactions that may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, antidilution, and conversion and redemption rights, subject to applicable law, and at prices and in a manner we determine from time to time. Such issuances and the exercise of any convertible securities will dilute the percentage ownership of our stockholders and may affect the value of our capital stock and could adversely affect the rights of the holders of such stock, thereby reducing the value of such stock. Moreover, any exercise of convertible securities may adversely affect the terms upon which we will be able to obtain additional equity capital, since the holders of such convertible securities can be expected to exercise them at a time when we would, in all likelihood, not be able to obtain any needed capital on terms more favorable to us than those provided in such convertible securities.

Incurring debt would result in increased fixed payment obligations, and we may agree to restrictive covenants, such as limitations on our ability to incur additional debt or limitations on our ability to acquire, sell or license intellectual property rights that could impede our ability to conduct our business. In the event we are unable to raise financing, we may need to reduce or cease operations.

We also intend to seek funds through collaborations, strategic alliances, or licensing arrangements with third parties. Such agreements may adversely impact retained rights to our assets, technologies, future revenue streams and programs, especially those that receive regulatory approval.

Risks Related to Development and Clinical Testing of Our Products and Product Candidates

Our approach to the discovery and development of product candidates for the treatment of serious diseases may never lead to marketable products.

The development of drug therapies presents unique challenges, including an imperfect understanding of the biology, a frequent lack of translatability of nonclinical study results in subsequent clinical trials and dose selection, and the product candidate having an effect that may be too small to be detected using the outcome measures selected in clinical trials or if the outcomes measured do not reach statistical significance. Our future success is highly dependent on the successful development of our technology and our current and any potential future product candidates. The scientific evidence to support the feasibility of developing our current product candidates is both preliminary and limited. If we do not successfully develop and commercialize product candidates, we will not become profitable and the value of our common stock may decline.

Research and development of biopharmaceutical products is inherently risky. We may encounter substantial delays in our activities, including our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities in the development of products to treat patients with serious diseases.

Our business depends heavily on the successful development, clinical testing, regulatory approvals and commercialization of olinciguat (optioned to CVCO) and praliciguat (out-licensed to Akebia), and any future potential product candidates we may acquire or license as well as both the Transferred Assets product candidates we have sold to Tisento. Any of our current or potential product candidates will require regulatory approval.

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

•
cutbacks in funding for the FDA may result in delays in reviewing and approving applications; and
•
difficulties retaining participants who have enrolled in a clinical study but may be prone to withdraw due to rigors of the clinical studies, lack of efficacy, side effects, personal issues, or loss of interest.

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

Our current and any potential future product candidates may cause serious side effects which could cause us, our licensees, Tisento, or regulatory authorities to interrupt, delay or halt clinical studies and could result in restrictive label language or delay or denial of regulatory approval.

Changes in regulatory requirements, FDA guidance or unanticipated events during nonclinical studies and clinical studies of our product candidates, which may result in changes to nonclinical or clinical study protocols or additional nonclinical or clinical study requirements, which could result in increased costs and could delay development timelines.

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

Many nations, including the United States, continue to implement mitigation measures that have in the past and may in the future limit our ability to access patients and physicians at certain local clinical centers that are participating in any future development activities.

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

Risks Related to Reliance on Licensees, Tisento and Other Third Parties

We may not succeed in our pursuit of capital, capabilities, and transactions for the development and commercialization of our future clinical stage assets, which would affect our financial condition.

We are seeking capital, capabilities, and transactions to advance the development of product candidates we may acquire rights to in the future. There can be no assurance that this process will result in any effective negotiations toward, reaching terms of, executing agreements relating to, or completing any transaction or that any such transaction will be successful. Failure to complete any of the foregoing efforts would materially adversely affect our business, prospects, financial condition and results of operations.

Akebia may not be successful in developing any therapies through the praliciguat out-license and we may not realize any future revenue from the out-license.

On June 3, 2021, we entered into a license agreement with Akebia relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing the pharmaceutical compound praliciguat and other related products and forms thereof enumerated in such agreement. Under the agreement, Akebia is responsible for all research, development, regulatory, and commercialization activities for certain products. On December 13, 2024, we and Akebia entered into Amendment #1 to License Agreement (the “2024 Amendment”) to the original 2021 license agreement. Under the terms of the 2024 Amendment, Akebia paid the Company (i) $1.25 million in December 2024 and has agreed to pay an additional $0.5 million on or before September 30, 2025. In addition, Akebia has agreed to assume control of the preparation, filing, prosecution and maintenance of certain Cyclerion patents, and the expenses associated therewith, at an earlier date than as originally agreed between the parties. The parties have agreed to the reduction of certain development milestones and the increase of certain royalty rates on net sales and sublicense income. Pursuant to the terms of the 2021 License Agreement, as amended, Akebia will pay Cyclerion tiered royalties ranging from mid-single digit to twenty percent of net sales. Cyclerion’s obligations to deliver certain drug products have also ceased. The agreement may be terminated by either party in the event of a material breach by the other party or by us in the event of certain patent disputes. There can be no assurances that the agreement will result in any therapies or that it will not be terminated prior to the realization by us of any remaining eligible revenues or that Akebia will be able to successfully bring any of the licensed product candidates to market due to financial limitations or other business factors in the future or if Akebia is unable to raise additional capital on favorable terms, if at all. Akebia may at any time terminate the Akebia License Agreement upon 180 days written notice. subject to Akebia’s obligation to grant Cyclerion a non-exclusive, royalty-free license, with the right to grant multiple tiers of sublicenses, to certain licensed compounds or products as defined in the Akebia License Agreement as well as certain rights to regulatory submissions, product trademarks, contracts with third party suppliers and certain other rights.

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

Risks Related to Our Intellectual Property Rights

If we or our licensees or Tisento are unable to adequately protect proprietary technologies, or obtain and maintain issued patents that are sufficient to protect their respective product candidates, others could compete against us, our licensees and Tisento more directly, which would have a material adverse impact on our business, prospects, financial condition and results of operations.

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

We have 20 issued U.S. patents, eleven pending U.S. patents applications and numerous foreign patents and pending patent applications. Patent families are filed either as utility U.S. patents or under an international patent law treaty (PCT) that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the 157 contracting states, followed by the process of entering national phase, which requires a separate application in each of the member states in which national patent protection is sought.

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

Moreover, patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented in the United States and abroad. U.S. patents and patent applications may also be subject to interference, derivation, ex-parte reexamination, post-grant review, or inter-partes review proceedings, supplemental examination and challenges in district or other courts. Interference proceedings provoked by third parties or brought by us or our licensees may be necessary to determine the priority of inventions with respect to patents or patent applications. An unfavorable outcome could require ceasing the use of the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer a license on commercially reasonable terms. Involvement in litigation or interference proceedings may fail and, even if successful, may result in substantial costs, and distract management and other employees. Furthermore, an adverse decision in an interference or derivation proceeding can result in a third party receiving the sought-out patent right, which in turn could affect the ability to develop, market or otherwise commercialize our product candidates.

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
•
our ability to generate cost effectiveness data that supports a profitable price;•our ability to obtain sufficient reimbursement and pricing by third-party payors and government authorities;•the willingness of patients to pay out-of-pocket in the absence of sufficient payor coverage;•the effectiveness of our sales and marketing strategies; or
•
publicity concerning our product candidates or competing products and treatments.

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

Market acceptance and sales of any approved product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors and government authorities and may be affected by existing and future health care reform measures and cost-cutting measures at the federal and state level currently proposed for Medicaid and other programs. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor's determination that use of a product is: a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational.

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

Risks Related to Our Business Operations

Our prospects for success depend on our ability to retain Regina Graul, our President and Chief Executive Officer and in the future to attract, retain and motivate qualified personnel.

We are highly dependent on Regina Graul, Ph.D. who is currently our sole employee. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our success also depends on our ability in the future to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, or The Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the Nasdaq Capital

Market. We are a “smaller reporting company.” For so long as we remain a smaller reporting company, we will be exempt from Section 404(b) of the Sarbanes-Oxley Act, which requires auditor attestation to the effectiveness of internal control over financial reporting. As a smaller reporting company, we are exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on the exemptions available to us as a smaller reporting company. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are, however, subject to Section 404(a) of the Sarbanes-Oxley Act. Beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2024, we must include a management assessment of the effectiveness of our internal control over financial reporting. As of the expiration of our smaller reporting company status, we will be broadly subject to enhanced reporting and other requirements under the Exchange Act and Sarbanes-Oxley Act. We have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There can be no assurances that in future periods we will be able to timely conclude that our internal control over financial reporting is effective as required by Section 404(a).

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

Unfavorable global economic and political conditions could harm our business, prospects, financial condition and results of operations.

Our results of operations could be harmed by general conditions in the global economy and in the global financial markets as well as adverse economic conditions caused by political unrest. A severe or prolonged economic downturn and severe political disruption could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business, prospects, financial condition and results of operations.

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

We effected a 20:1 reverse stock split in May 2023. As a result, we have regained compliance with the Bid Price Requirement. If the Company does not regain compliance with the Bid Price Requirement in the future, the Company's stock will again be subject to delisting. As a result of amendments in October 2024 to the NASDAQ delisting procedures, NASDAQ now may automatically delist companies which conduct multiple reverse stock splits in any 12-month period.

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

The market price for our common stock has fluctuated widely, and may in the future fluctuate widely, depending upon many factors, some of which are beyond our control, including the following:

•
failure to raise additional capital on a timely basis and the terms on which we raise any capital;
•
a relatively low public float for our shares of common stock, which could cause trades of small blocks of shares to have a significant impact on the price of our shares of common stock;
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
•
publication of research reports by securities analysts about us or our competitors or our industry and speculation regarding our company or our stock price in the financial or scientific press or in online investor communities;•changes in market conditions in the pharmaceutical and biotechnology sector;
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

Under current law, our federal net operating losses ("NOLs") generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. As of December 31, 2024, we had federal NOLs of $195 million. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control, as well as the issuance of additional securities if we are successful in raising equity capital.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our business, our market or our competitors. Currently, no industry analysts cover our stock. If securities or industry analysts fail to initiate coverage of our stock, the lack of exposure to the market could cause our stock price or trading volume to decline. If any of the analysts who cover us or may cover us in the future publish a negative report or change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who covers us or may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. Commencing in 2024, our Audit Committee, on behalf of the board of directors, provides oversight of our cybersecurity risk management program.

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

Holders of Record

As of February 28, 2025, we had 51 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

Our strategy for Cyclerion is to build a new pipeline with therapeutics to treat certain neuropsychiatric diseases. Over the past year, Cyclerion’s diligence team which is composed of committed external experts and internal personnel in their respective fields, have been conducting asset evaluations in many therapeutic areas. Throughout this process, the team identified and assessed dozens of products and other opportunities directed at addressing patient’s needs and increasing shareholder value. The team prioritized an individualized therapy for treatment resistant depression (“TRD”) as our foundational product candidate and we have entered into a non-binding option to license agreement for the intellectual property associated with this product. With the large unmet medical need in TRD, the clinical development stage of this asset, and the strong commercial opportunity, we believe that this product is well suited to be the foundation moving forward for Cyclerion. The program team is currently developing an integrated development and commercial strategy in TRD.

In addition to significantly reducing operating expenses and the potential to obtain revenues from our legacy soluble guanylate cyclase (sGC) stimulator clinical assets, we intend to raise funds to support the execution of the product plans in TRD. As such, we have developed a financing strategy plan and recently filed a registration statement on Form S-3 (the “Shelf Registration”) with the Securities and Exchange Commission (the “SEC”) which would allow us to sell registered shares of our common stock if we choose to do so. The Shelf Registration was declared effective by the SEC in February 2025.

We continue to build our infrastructure, and Regina Graul, Ph.D. was promoted to Chief Executive Officer (CEO) and Director to our Board in August of 2024 after she was hired as President in late 2023. Dr. Graul has significant experience in research and development, product search and evaluation and has extensive knowledge growing and leading integrated high-functioning teams. We also hired Chief Financial Officer, Rhonda Chicko, who has extensive experience working with early and later-stage drug development companies. To limit our operating expenses, we have used consultants rather than hiring additional full-time employees; Dr. Graul is the only current employee to date. Our goal is to hire additional C-suite executives later this year.

Financial Overview

Research and Development Expense. Research and development expenses are incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of the following costs: compensation, benefits and other employee-related expenses, research and development-related facilities, third-party contracts relating to manufacturing, nonclinical studies, clinical trial activities. All research and development expenses are charged to operations as incurred.

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

On December 13, 2024, we announced that Cyclerion and Akebia re-negotiated a mutually beneficial amendment to Akebia's exclusive license agreement for praliciguat. Under this new license amendment, we will receive $1.75 million in amendment payments, of which $1.25 million was paid in December 2024 and an additional payment of $0.5 million is due in September 2025. In addition, Akebia is responsible for all intellectual property expenses associated with praliciguat at an earlier date than as originally agreed between the parties. We are eligible to receive additional milestone cash payments of up to approximately $558.5 million in total related to potential future development, regulatory, and commercialization milestone payments for praliciguat. In exchange for a reduction in certain development milestone payments, we are eligible to receive certain higher-tiered sales-based royalties ranging from mid-single-digits to twenty percent. In 2021, Akebia paid a $3.0 million upfront payment to us upon signing of the Akebia License Agreement, and subsequently paid us an additional $1.25 million in December 2024 and is obligated to pay us an additional $0.5 million in September 2025.

Olinciguat is a Phase 2, orally administered, once-daily, vascular sGC stimulator. On July 22, 2024, we entered into an Option to License Agreement (the “Option Agreement”) with a third party (the “Optionee”), pursuant to which the Optionee has an option (the “Option”) to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. Under the terms of the Option Agreement, the Optionee paid us an Option fee of $150,000 in August 2024. The Optionee may exercise the Option on or before March 20, 2025, which may be extended for an additional two-month period for an additional fee of $25,000. If the Optionee exercises the Option during the Option Period, the Parties shall promptly commence negotiations of the definitive license agreement. The terms of the license agreement will be negotiated in good faith within a period not to exceed 90 days after the date of exercise of the Option. If the parties cannot reach agreement, all rights revert to us. In addition, the Optionee has agreed to reimburse us for certain patent expenses incurred during the Option period.

Zagociguat and CY3018 are orally administered CNS-penetrant sGC stimulators. On July 28, 2023, Tisento purchased zagociguat and CY3018 in exchange for $8.0 million in cash consideration, $2.4 million as reimbursement for certain operating expenses related to zagociguat and CY3018 for the period between signing and closing of the transaction, and 10% of all of Tisento Parent's outstanding equity securities at the time of closing. Research and development expenses decreased significantly after July 28, 2023, due to sale of the Transferred Assets which resulted in a reduction of research and development efforts.

We continue to evaluate other activities aimed at enhancing shareholder value, which may potentially include collaborations, licenses, mergers, acquisitions, and/or other targeted investments.

The following table summarizes our research and development expenses of continuing operations, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the year ended December 31, 2024 and 2023. The product pipeline expenses related primarily to external costs associated with nonclinical studies and clinical trial costs.

	Year Ended December 31,
	2024	2023
	(in thousands)
Product pipeline external costs	$—	$29
Personnel and related internal costs	103	581
Facilities and other	183	905
Total research and development expenses	$286	$1,515

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

General and Administrative Expense. General and administrative expenses consist primarily of compensation, benefits and other employee and non-employee related expenses for personnel in our administrative, finance, legal, information technology, business development, and human resource functions. Other costs include the legal costs of pursuing patent protection of our intellectual property, general and administrative related facility costs, insurance costs and professional fees for accounting and legal services. We record all general and administrative expenses as incurred.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the amounts of expenses during the reported periods. We base our estimates on our historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from our estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

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

Revenues and Expenses

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Revenues:
Revenue from license agreement	$1,750	$—	$1,750	100%
Option to license revenue	250	—	250	100%
Total revenues	2,000	—	2,000	100%
Cost and expenses:
Research and development	286	1,515	(1,229)	(81)%
General and administrative	5,342	8,132	(2,790)	(34)%
Impairment loss	—	3,304	(3,304)	(100)%
Total cost and expenses	5,628	12,951	(7,323)	(57)%
Loss from operations	(3,628)	(12,951)	9,323	(72)%
Other income, net
Interest income	208	358	(150)	(42)%
Gain from settlement of account payable	363	—	363	100%
Total other income, net	571	358	213	59%
Net loss from continuing operations	(3,057)	(12,593)	9,536	(76)%
Discontinued operations:
Gain from discontinued operations	—	7,330	(7,330)	(100)%
Net loss	$(3,057)	$(5,263)	$2,206	(42)%

Revenues. On July 22, 2024, we entered into the Option Agreement with the Optionee, which the Optionee has the Option to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. We recognized revenue of $0.2 million related to the Option fee payment and expense reimbursement during the year ended December 31, 2024. On December 13, 2024, we entered into the Amendment with Akebia and an amendment providing for payments aggregating $1.75 million all of which was recognized in revenue during the year ended December 31, 2024. $1.25 million of this amount was paid in December 2024 and the remaining $0.5 million is payable in September 2025.

Research and development expenses. The decrease in research and development expenses of approximately $1.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 was driven by decreases of approximately $0.5 million in employee-related expenses primarily due to the workforce reduction in 2023, approximately $0.2 million in information technology services savings, approximately $0.1 million in research study cost savings, approximately $0.1 million in reduced outside service fees, approximately $0.2 million in lab equipment and service savings and approximately $0.1 million in lab space rent.

General and administrative expenses. The decrease in general and administrative expenses of approximately $2.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by decreases of approximately $0.4 million in employee-related expenses primarily due to the workforce reduction in 2023, approximately $1.5 million in savings in legal services, approximately $0.4 million in audit and tax services, approximately $0.2 million in outside services, reductions of $0.4 million in insurance expenses and approximately $0.3 million in information technology services, which were partially offset by an increase of approximately $0.5 million in professional consulting.

Impairment loss. The impairment loss consists of an impairment of an operating lease of approximately $3.3 million during the year ended December 31, 2023. There was no impairment loss recognized during the year ended December 31, 2024, as the right-of-use asset was fully impaired as of December 31, 2023.

Gain from discontinued operations. The decrease in gain from discontinued operations of approximately $7.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, was driven by the sale of Transferred Assets in July 2023. After the sale of Transferred Assets, no discontinued operation was recognized in the statement of operations and comprehensive loss.

Interest and other income, net. Interest and other income decreased by approximately $0.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily attributable to the decrease in our money market fund balance.

Liquidity and Capital Resources

To date, we have been funded primarily from sales of our equity securities, payments received in connection with the sale of assets to Tisento, milestone payments from Akebia and an option to license payment.

On July 24, 2020, we filed a Registration Statement on Form S-3 (the “2020 Shelf”) with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof for an aggregate initial offering price not to exceed $150.0 million. On September 3, 2020, we entered into the Sales Agreement with Jefferies with respect to the ATM Offering under the 2020 Shelf. The 2020 Shelf expired in July 2023. We did not sell any shares of our common stock under the Shelf in 2022 or 2023.

On February 4, 2025, we filed a Registration Statement on Form S-3 (the “2025 Shelf”) with the securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof for an aggregate initial offering price not to exceed $25.0 million. The amount we can sell under the 2025 Shelf, which was declared effective in February 2025, cannot exceed one-third of the value of our public float.

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

On December 31, 2024, we had approximately $3.2 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

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

We have incurred recurring losses since our inception, including a net loss of $3.1 million for the year ended December 31, 2024. In addition, as of December 31, 2024, we had an accumulated deficit of $267.5 million. We expect that our cash and cash equivalents as of December 31, 2024, will be sufficient to fund operations through mid-2025, however we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Net cash used in operating activities	$(4,333)	$(21,245)	$16,912	(80)%
Net cash provided by investing activities	$—	$10,402	$(10,402)	—
Net cash provided by financing activities	$—	$5,024	$(5,024)	—

Cash Flows from Operating Activities

Net cash used in operating activities was $4.3 million for the year ended December 31, 2024 was primarily a result of our $3.1 million net loss from operations. The net loss was also adjusted by gain from settlement of accounts payable of $0.4 million, an increase in accounts receivable of $0.6 million, a decrease in accounts payable, accrued expenses and other current liabilities of $1.0 million. The net loss was offset by non-cash stock-based compensation expense of $0.6 million.

Net cash used in operating activities was $21.2 million for the year ended December 31, 2023 was primarily a result of our $5.3 million net loss from operations. The net loss was adjusted by gain on disposal of discontinued operations of $15.8 million, a decrease in accounts payable of $1.8 million, a decrease in accrued research and development costs of $2.2 million and a decrease in accrued expenses and other current liabilities of $1.6 million. The net loss was also offset by impairment loss of $3.3 million, non-cash stock-based compensation expense of $1.1 million, a decrease in account receivable of $0.1 million, a decrease in prepaid expenses of $0.4 million, a decrease in other current assets of $0.2 million, a decrease in operating lease assets of $0.1 million and a decrease in other assets of $0.2 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 of $10.4 million was due to cash proceeds received from the disposal of discontinued operations of approximately $10.4 million. There was no investing activity incurred during the year ended December 31, 2024.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 of $5.0 million was due to cash received from the May 2023 stock purchase agreement of $5.0 million. There was no financing activity incurred during the year ended December 31, 2024.

Funding Requirements

We expect our expenses to fluctuate as we continue to maintain out-license opportunities and seek to broaden our portfolio through in-licensing of complementary CNS assets. We expect that our cash and cash equivalents as of December 31, 2024, will be sufficient to fund operations through mid-2025. As a result, we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Failure to obtain necessary capital when needed may delay development of any current or potential future product candidates, or our operations.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties, of which there can be no assurance. To the extent that we raise additional capital through the sale of equity or convertible debt securities, outstanding equity ownership may be materially diluted, and the terms of securities sold in such transactions could include liquidation and other preferences and rights that adversely affect the rights of holders of common stock. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in increased fixed payment obligations.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2024, we had no uncertain tax positions.

Separation Benefits

As part of the separation benefit of the former Chief Financial Officer, we paid $0.1 million each in May 2024 and August 2024, as the former Chief Financial Officer had not secured full-time employment prior to the six-month anniversary and nine-month anniversary of November 15, 2023. We have no further separation benefits obligation as of December 31, 2024.

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

With respect to the year ended December 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2024 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

(a) None

(b) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

We intend to file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, or the Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

10.3+	Cyclerion Therapeutics, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed on March 29, 2019 (File No. 333-230615))

10.4+	Cyclerion Therapeutics, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed on March 29, 2019 (File No. 333-230615))

10.5+	Form of Stock Option Agreement under the Cyclerion Therapeutics, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Form 10 filed on March 4, 2019 (File No. 001-38787))

10.6+

Form of Non-Employee Director Restricted Stock Agreement under the Cyclerion Therapeutics, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to Form 10 filed on March 4, 2019 (File No. 001-38787))

10.7+

Form of Restricted Stock Unit Agreement under the Cyclerion Therapeutics, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10 filed on March 4, 2019 (File No. 001-38787))

10.8+

Cyclerion Therapeutics, Inc. Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed on March 29, 2019 (File No. 333-230615))

10.9*

License Agreement, dated as of June 3, 2021, by and between Cyclerion Therapeutics, Inc. and Akebia Therapeutics, Inc (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on July 29, 2021 (File No. 001-38787))

10.10*

Amendment #1 to License Agreement by and between the Company and Akebia Therapeutics, Inc. dated December 13, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 17, 2024)

10.11

Common Stock Purchase Agreement, dated as of June 3, 2021, by and between Cyclerion Therapeutics, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-3 filed on June 16, 2021 (File No. 333-257145)).

10.13+	Amendment to Original Offer Letter to Regina Graul (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 7, 2024 (File No. 001-38787))

19	Insider Trading Prevention Policy

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1

Policy for the Recovery of Erroneously Awarded Compensation adopted November 30, 2023 (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K filed on March 5, 2024 (File No. 001-38787))

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File

+ Indicates a management contract or compensatory plan.

* Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 4, 2025.

CYCLERION THERAPEUTICS, INC.
By:	/s/ Regina Graul
Regina Graul
President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2025.

Signature	Title
/s/ Regina Graul
Regina Graul	President, Chief Executive Officer (Principal Executive Officer) and Director
/s/ Rhonda Chicko
Rhonda Chicko	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Errol De Souza
Errol De Souza	Director
/s/ Peter Hecht
Peter Hecht	Director
/s/ Michael Higgins
Michael Higgins	Director
/s/ Steven Hyman
Steven Hyman	Director
/s/ Dina Katabi
Dina Katabi	Director

Index to Consolidated Financial Statements of Cyclerion Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cyclerion Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyclerion Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 4, 2025

Cyclerion Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,232	$7,571
Accounts receivable	556	—
Prepaid expenses	421	442
Other current assets	16	11
Total current assets	4,225	8,024
Other investment	5,350	5,350
Total assets	$9,575	$13,374
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$390	$1,198
Accrued research and development costs	52	90
Accrued expenses and other current liabilities	283	798
Total current liabilities	725	2,086
Commitments and contingencies (Note 8)	—	—
Stockholders' equity
Preferred stock, no par value, 100,000,000 shares authorized and 351,037 shares of Series A convertible preferred stock issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, no par value, 400,000,000 shares authorized at December 31, 2024 and 2023; 2,710,096 and 2,645,096 shares issued at December 31, 2024 and 2023, respectively; 2,545,922 and 2,474,159 shares outstanding at December 31, 2024 and 2023, respectively	—	—
Paid-in capital	276,342	275,717
Accumulated deficit	(267,492)	(264,417)
Accumulated other comprehensive loss	—	(12)
Total stockholders' equity	8,850	11,288
Total liabilities and stockholders' equity	$9,575	$13,374

The accompanying notes are an integral part of these consolidated financial statements.

Cyclerion Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

	Year Ended December 31,
	2024	2023
Revenues:
Revenue from license agreement	$1,750	$—
Option to license revenue	250	—
Total revenues	2,000	—
Cost and expenses:
Research and development	286	1,515
General and administrative	5,342	8,132
Impairment loss	—	3,304
Total cost and expenses	5,628	12,951
Loss from operations	(3,628)	(12,951)
Other income, net
Interest income	208	358
Gain from settlement of account payable	363	—
Total other income, net	571	358
Net loss from continuing operations	(3,057)	(12,593)
Discontinued operations:
Gain from discontinued operations	—	7,330
Net loss	$(3,057)	$(5,263)
Net income (loss) per share - basic and diluted
Net loss per share from continuing operations	$(1.21)	$(5.39)
Net income per share from discontinued operations	—	3.14
Net loss per share	$(1.21)	$(2.25)
Weighted average shares used in calculating:
Basic and diluted shares	2,518	2,338

Other comprehensive loss:
Net loss	$(3,057)	$(5,263)
Other comprehensive income (loss):
Foreign currency translation adjustment (loss) gain	(6)	8
Comprehensive loss	$(3,063)	$(5,255)

The accompanying notes are an integral part of these consolidated financial statements.

Cyclerion Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

	Common Stock		Preferred Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2022	2,175,936	$—	—	$—	$269,626	$(259,154)	$(20)	$10,452
Net loss	—	—	—	—	—	(5,263)	—	(5,263)
Issuance of common stock	225,000	—	—	—	1,953	—	—	1,953
Issuance of preferred shares	—	—	351,037	—	3,047	—	—	3,047
Issuance of common stock upon exercise of stock options, RSUs and employee stock purchase plan	44,227	—	—	—	24	—	—	24
Vesting of restricted stock awards	29,063	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and RSUs to employees and employee stock purchase plan	—	—	—	—	1,042	—	—	1,042
Share‑based compensation expense related to issuance of stock options to non-employees	—	—	—	—	25	—	—	25
Foreign currency translation adjustment	—	—	—	—	—	—	8	8
Fractional shares issuance	(67)	—	—	—	—	—	—	—
Balance at December 31, 2023	2,474,159	$—	351,037	$—	$275,717	$(264,417)	$(12)	$11,288
Net loss	—	—	—	—	—	(3,057)	—	(3,057)
Vesting of restricted stock awards	71,763	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	625	—	—	625
Foreign currency translation adjustment	—	—	—	—	—	—	(6)	(6)
Release of foreign currency translation adjustment upon liquidation of a subsidiary	—	—	—	—	—	(18)	18	—
Balance at December 31, 2024	2,545,922	$—	351,037	$—	$276,342	$(267,492)	$—	$8,850

The accompanying notes are an integral part of these consolidated financial statements.

Cyclerion Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,057)	$(5,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of discontinued operations	—	(15,752)
Gain from settlement of account payable	(363)	—
Impairment loss	—	3,304
Share-based compensation expense	625	1,067
Changes in operating assets and liabilities:
Accounts receivable	(556)	96
Prepaid expenses	21	363
Other current assets	(5)	160
Operating lease assets	—	108
Other assets	—	213
Accounts payable	(445)	(1,772)
Accrued research and development costs	(38)	(2,185)
Accrued expenses and other current liabilities	(515)	(1,584)
Net cash used in operating activities	(4,333)	(21,245)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from disposal of discontinued operations	—	10,402
Net cash provided by investing activities	—	10,402
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock purchase agreement	—	5,000
Proceeds from exercises of stock options and ESPP	—	24
Net cash provided by financing activities	—	5,024
Effect of exchange rate changes on cash and cash equivalents	(6)	8
Net decrease in cash and cash equivalents	(4,339)	(5,811)
Cash and cash equivalents, beginning of period	7,571	13,382
Cash and cash equivalents, end of period	$3,232	$7,571
Supplemental cash flow disclosure:
Non-cash gain on disposal of discontinued operations	$—	$5,350

The accompanying notes are an integral part of these consolidated financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Consolidated Financial Statements

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) became an independent public company on April 1, 2019 after Ironwood Pharmaceuticals, Inc. completed a tax-free spin-off of their sGC business. Cyclerion is focused on building a new pipeline with therapeutics to treat certain neuropsychiatric diseases. Cyclerion has prioritized an individualized therapy for treatment resistant depression (“TRD”) as its foundational product candidate and has entered into a non-binding option to license agreement for the intellectual property associated with this product. With the large unmet medical need in TRD, the clinical development stage of this asset, and the strong commercial opportunity, the Company believes that this product is well suited to be its foundation moving forward for Cyclerion. The Company is currently developing an integrated development and commercial strategy in TRD. Cyclerion has one employee as of December 31, 2024.

At inception, Cyclerion was a biopharmaceutical company focused on the treatment of serious diseases with novel soluble guanylate cyclase (“sGC”) stimulators in both the central nervous system (“CNS”) and the periphery. The Company’s strategy changed and Cyclerion's sGC assets have either been sold, out-licensed or has plans to be out-licensed to a third party. The Company’s prior strategy to conduct research and development on sGC stimulators has been discontinued and Cyclerion does not intend to internally pursue research and development or commercialization with any sGC asset. The Company is leveraging its legacy sGC stimulator assets to generate revenues which, in the near-term will be used to implement its strategic building plan in TRD.

Praliciguat is an orally administered, once-daily systemic sGC stimulator. On June 3, 2021, Cyclerion entered into a license agreement with Akebia Therapeutics Inc. (“Akebia”) relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing praliciguat and other related products and forms thereof enumerated in such agreement.

On December 13, 2024, Cyclerion announced that Cyclerion and Akebia have re-negotiated a mutually beneficial amendment to their exclusive license agreement for praliciguat, a systemic sGC stimulator. Under this new license amendment, Cyclerion will receive $1.75 million in amendment payments, of which $1.25 million was paid in December 2024 and an additional payment of $0.5 million is due in September 2025. In addition, Akebia is responsible for all intellectual property expenses associated with praliciguat. The Company is eligible to receive additional milestone cash payments of up to approximately $558.5 million in total potential future development, regulatory, and commercialization milestone payments for praliciguat. In exchange for a reduction in certain development milestone payments, Cyclerion is eligible to receive certain higher-tiered sales-based royalties ranging from mid-single-digits to twenty percent. In 2021, Akebia paid a $3.0 million upfront payment to the Company upon signing of the license agreement.

Olinciguat is a Phase 2, orally administered, once-daily, vascular sGC stimulator. On July 22, 2024, the Company entered into an Option to License Agreement (the “Option Agreement”) with a third party (the “Optionee”), pursuant to which the Optionee has an option (the “Option”) to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. Under the terms of the Option Agreement, the Optionee paid the Company an Option fee of $150,000 in August 2024. The Optionee may exercise the Option on or before February 22, 2025, which may be extended for an additional two-month period for an additional fee of $25,000 (the “Option Period”). If the Optionee exercises the Option during the Option Period, the Optionee and the Company shall promptly commence negotiations of the definitive license agreement. The terms of the license agreement will be negotiated in good faith within a period not to exceed 90 days after the date of exercise of the Option. If the parties cannot reach agreement, all rights revert to the Company. In addition, the Optionee has agreed to reimburse the Company for certain patent expenses incurred during the Option period.

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

Cyclerion GmbH, a wholly owned subsidiary, was incorporated in Zug, Switzerland on May 3, 2019. The functional currency is the Swiss franc. Cyclerion GmbH was liquidated and de-registered in May 2024.

Cyclerion Securities Corporation, a wholly owned subsidiary, was incorporated in Massachusetts on November 15, 2019 and was granted securities corporation status in Massachusetts.

Stock Purchase Agreement

In March 2023, the Company entered into a stock purchase agreement with the Company's former Chief Executive Officer (the “CEO”) pursuant to which he invested $5 million in cash for 225,000 shares of common stock and 351,037 shares of Series A Convertible Preferred Stock of the Company at a price of $8.68 per share (after giving effect to the 1-for-20 reverse stock split the Company implemented on May 15, 2023). The Series A Convertible Preferred Stock is convertible into shares of the Company's common stock on a one-to-one basis. The closing of the equity investment took place on May 19, 2023, and (to comply with Nasdaq listing requirements) the Company's shareholders approved such convertibility on July 19, 2023.

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

At-the-Market Offering

On September 3, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering (the “ATM Offering”) under the 2020 Shelf. Under the ATM Offering, the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Jefferies as its sales agent. The

Company agreed to pay Jefferies cash commissions of 3.0 percent of the gross proceeds of sales of common stock which could be sold under the Sales Agreement. No shares of common stock have been issued or sold under the ATM Offering in 2023. The 2020 Shelf expired in July 31, 2023. Due to the current market value of our publicly traded common stock held by non-affiliates, our ability to raise future funding though a shelf offering will be limited to the value of one-third of our public float until such time as the public float exceeds $75 million.

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

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Cyclerion Securities Corporation and Cyclerion GmbH which was dissolved in May 2024. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

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

The Company expects that its cash and cash equivalents as of December 31, 2024, will be sufficient to fund operations through mid-2025, however the Company will need to obtain additional funding to sustain operations as it expects to continue to generate operating losses for the foreseeable future. The Company's expectation to generate negative operating cash flows in the future and the need for additional funding to support its planned operations, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

2. Summary of Significant Accounting Policies

Segment Information

The Company operates and manages its business as a single segment for the purposes of assessing performance and making operating decisions. The Company’s president and chief executive officer, who is the chief operating decision maker ("CODM"), reviews the Company’s financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. When evaluating the Company’s financial performance, the CODM regularly reviews net loss, non-operating expenses and operating expenses excluding non-cash stock based compensation expense.

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

Variable Interest Entities

The Company reviews each legal entity in which it has a financial interest to determine whether or not the entity is a variable interest entity or VIE. If the entity is a VIE, the Company assesses whether or not it is the primary beneficiary of that VIE based on a number of factors, including (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to any contractual agreements and (iii) which party has the obligation to absorb losses or the right to receive benefits from the VIE. If the Company determines that it is the primary beneficiary of a VIE, it consolidates the financial statements of the VIE into its consolidated financial statements at the time that determination is made. On a quarterly basis, the Company evaluates whether it continues to be the primary beneficiary of any consolidated VIEs. If the Company determines that it is no longer the primary beneficiary of a consolidated VIE, or no longer has a variable interest in the VIE, the Company deconsolidates the VIE in the period that the determination is made.

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

Foreign Currency Translation Adjustment

The functional currency of the Company’s former foreign subsidiary is its local currency, the Swiss franc. The assets and liabilities of the Company’s former foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for the Company’s former foreign subsidiary was included as a foreign currency translation adjustment in the consolidated statements of stockholders’ equity and as a component of comprehensive loss in the consolidated statements of operations and comprehensive loss.

The Company’s intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the re-measurement of intercompany balances are recorded in the consolidated statements of operations.

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company believes that credit risks associated with these agreements are not significant. To date, the Company has not had significant write-offs of bad debt and the Company did not have an allowance for doubtful accounts as of December 31, 2024 or 2023.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying amount of its long-lived assets to determine whether indicators of impairment may exist, which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. There were no significant impairments of long-lived assets for the years ended December 31, 2024 or 2023, except for the impairment loss of right-of-use assets recognized during the year ended December 31, 2023.

Leases

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

Right-of-use assets (ROU) assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. The Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments if an implicit rate of return is not provided with the lease contract. Operating lease ROU assets are adjusted for incentives received.

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

Revenue

Upon executing a revenue generating arrangement, the Company assesses whether it is probable the Company will collect consideration in exchange for the good or service it transfers to the customer. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), it performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations. The Company must develop assumptions that require significant judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The assumptions that are used to determine the stand-alone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. The Company derives revenue from (1) license agreement and (2) option to license agreement which are fully described in Note 15, License Agreement.

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

General and Administrative Expenses

The Company expenses general and administrative costs to operations as incurred. General and administrative expense consists of compensation, share-based compensation, benefits and other employee-related expenses for personnel and outside consultants providing the Company’s administrative, finance, legal, information technology, business development and human resource functions. Other costs include the legal costs of pursuing patent protection of the Company’s intellectual property, general and administrative related facility costs, insurance costs and professional fees for accounting and legal services.

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

The tax positions taken or expected to be taken in the course of preparing the Company tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. It does not consider the likelihood of whether or not the IRS will review the position. Cyclerion evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could affect Cyclerion's income tax provision in future periods. There were no uncertain tax positions that require accrual or disclosure in the consolidated financial statements as of December 31, 2024, and 2023. The Company’s policy is to recognize interest and penalties related to income tax, if any, in income tax expense. As of December 31, 2024 and 2023, the Company has no accruals for interest or penalties related to income tax matters.

Patent Costs

Patent fees and patent related costs in connection with filing and prosecuting patent applications are expensed as incurred and are classified as general and administrative expenses in the accompanying consolidated financial statements. The Company incurred and recorded as operating expense legal and other fees related to patents of approximately $0.6 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively.

Interest and Other Income, Net

For the year ended December 31, 2024 and 2023, interest and other income, net consisted of a $0.2 million and $0.4 million of interest income related to interest generated from the Company's cash and cash equivalents balances, respectively.

Subsequent Events

The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2024, but prior to the filing of the financial statements with the Securities and Exchange Commission, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K. See Note 16, Subsequent Events.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the consolidated financial statements, the Company did not adopt any new accounting pronouncements during the years ended December 31, 2024 and 2023, that had a material effect on its consolidated financial statements.

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

In November 2023 the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted this standard effective January 1, 2024 using a retrospective method, and the adoption of this standard did not have any impact on the Company's financial position or results of operations. For further information, refer to the Segments section in Note 2 “Summary of Significant Accounting Policies.”

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of December 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,025	$—	$—	$3,025
Cash equivalents	$3,025	$—	$—	$3,025

	Fair Value Measurements as of December 31, 2023:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,244	$—	$—	$7,244
Cash equivalents	$7,244	$—	$—	$7,244

During the year ended December 31, 2024 and 2023, there were no transfers between levels. The fair value of the Company's cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

The Company believes the carrying amounts of its accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these amounts.

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

The following table presents the results of the discontinued operations for the year ended December 31, 2023 (in thousands):

Year Ended December 31, 2023
Revenues:
Revenue from grants	$50
Total revenues	50
Cost and expenses:
Research and development	4,439
General and administrative	4,033
Total cost and expenses	8,472
Loss from operations	(8,422)
Gain on disposal of discontinued operations	15,752
Net gain from discontinued operations	$7,330

The following table presents the significant non-cash item for the discontinued operations that are included in the accompanying consolidated statements of cash flows (in thousands):

Year Ended December 31, 2023
Cash flows from operating activities:
Share-based compensation expense	$505

The transaction consideration received from the sale of the Transferred Assets were as follows (in thousands):

Amount
Closing payment	$8,000
Expense reimbursement	2,402
Investment in Tisento Parent	5,350
Gross transaction consideration from the sale	15,752
Net assets sold	—
Gain on disposal of discontinued operations	$15,752

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

Accordingly, the Company has accounted for the investment as a financial instrument without a readily determinable fair value. Such investment is recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or adjustments for observable price changes. An impairment loss is recognized in the consolidated statements of operations and comprehensive loss equal to the amount by which the carrying value exceeds the fair value of the investment. As of December 31, 2024, no impairment loss was recognized. The Company considers the cost of the investment to be the maximum exposure to loss as a result of its involvement with the non-affiliated entity.

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

6. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Software	$126	$126
Property and equipment, gross	126	126
Less: accumulated depreciation and amortization	(126)	(126)
Property and equipment, net	$—	$—

During the year ended December 31, 2024 and 2023, the Company did not record depreciation and amortization expenses.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Professional fees	$220	$685
Other	63	113
Accrued expenses and other current liabilities	$283	$798

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2024 or December 31, 2023.

Separation Benefits

As part of the separation benefit of the former Chief Financial Officer, the Company paid $0.1 million each in May 2024 and August 2024, as the former Chief Financial Officer had not secured full-time employment prior to the six-month anniversary and nine-month anniversary of November 15, 2023. The Company has no further separation benefits obligation as of December 31, 2024.

9. Leases

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

The Company determined that the licensed rooms represent a lease under ASC Topic 842 Leases. The Company obtained control of the rooms in the third quarter of 2021 and the prepaid rooms balance of approximately $1.4 million was reclassified from other assets to a ROU asset. The related lease expense is recognized on a straight-line basis over the lease term of 8.88 years. The Company recorded $0.2 million of lease expense during the year ended December 31, 2023. The Company determined that the licensed services represent a non-lease component, which is recognized separately from the lease component for this asset class. The expense related to the licensed services is recognized on a straight-line basis over the period the services are received. The Company recorded $0.1 million for the year ended December 31, 2023. Both the lease expense and services expense are recognized as a component of research and development costs in the consolidated statements of operations and comprehensive loss.

After the closing of the Asset Purchase Agreement, the Company had no plans in the foreseeable future to use the licensed rooms and the Company is restricted from subleasing the rooms. In August 2023, the ROU asset and other assets were fully impaired, and the Company recognized a $3.3 million impairment loss during the year ended December 31, 2023. No lease expense or services expense was recognized during the year ended December 31, 2024.

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

The following table provides share-based compensation reflected in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$91	$421
General and administrative	534	646
	$625	$1,067

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

A summary of stock option activity for the year ended December 31, 2024 is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2023	291,368	$189.09	4.6	$—
Granted	55,849	$3.30
Exercised	—	$—
Cancelled or forfeited	(11,769)	$165.74
Outstanding as of December 31, 2024	335,448	$158.98	4.7	$—
Exercisable at December 31, 2024	258,558	$199.26	3.5	$—

During the years ended December 31, 2024 and 2023, the Company granted stock options to purchase an aggregate of 55,849 shares and 4,000 shares, respectively, at weighted average grant date fair values per option share of $2.80 and $2.95 respectively.

There were no options exercised during the year ended December 31, 2024 and 2023.

As of December 31, 2024, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options held by the Company’s employee and non-employees is $0.4 million and the weighted average period over which that expense is expected to be recognized is 3.64 years.

The weighted-average Black-Scholes assumptions used in estimating the fair value of the stock options granted by Cyclerion during the years ended December 31, 2024 and 2023 were as follows:

	Year ended December 31,
	2024	2023
Weighted average risk-free interest rate	3.64%	3.47%
Expected dividend yield	—	—
Expected option term (in years)	6.0	6.0
Expected stock price volatility	111.97%	93.19%

For the years ended December 31, 2024 and 2023, expected volatility was estimated using an average of the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

The Company has granted certain employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the year ended December 31, 2024 and 2023, there were no shares that vested as a result of performance milestone achievements. No share-based compensation expense related to these performance-based options was recognized during the years ended December 31, 2024, and 2023, respectively.

Market-based Stock Options

The Company also has previously granted to certain employees stock options containing market conditions that vest upon the achievement of specified price targets of the Company’s share price for a period through December 31, 2024. Vesting is measured based upon the average closing price of the Company’s share price for any thirty consecutive trading days, subject to certain service requirements. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award, ranging from approximately 4.0 to 4.6 years. The Company accelerates expense when a stock price target is achieved prior to the derived service period. The Company does not reverse expense recognized when the share price target(s) are ultimately not achieved but expense is reversed when a stock award recipient has a break in service prior to the completion of the derived service period. During the year ended December 31, 2024, 7,500 stock options containing market conditions were forfeited and there were no outstanding stock options containing market conditions as of December 31, 2024.

A summary of stock awards containing market conditions activity for the year ended December 31, 2024 is as follows:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (in
	Options	Price	Term (years)	thousands)
Outstanding as of December 31, 2023	7,500	$40.20	5.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	(7,500)	$40.20	—	$—
Outstanding as of December 31, 2024	—	$—	—	$—
Exercisable at December 31, 2024	—	$—	—	$—

No stock options containing market conditions were granted during the years ended December 31, 2024 and 2023.

Restricted Stock Awards

The Company granted 65,000 and 200,000 RSAs during the year ended December 31, 2024 and 2023, respectively. The fair value of all RSAs is based on the market value of the Company’s common stock on the date of grant. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period.

A summary of RSA activity for the years ended December 31, 2024 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2023	170,937	$2.28
Granted	65,000	3.35
Vested	(71,763)	2.61
Forfeited	—	—
Unvested as of December 31, 2024	164,174	$2.55

As of December 31, 2024, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested RSAs held by the Company’s directors is $0.4 million and the weighted average period over which that expense is expected to be recognized is 2.68 years.

11. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss from continuing operations (in thousands)	$(3,057)	$(12,593)
Net gain from discontinued operations (in thousands)	—	7,330
Total net loss (in thousands)	(3,057)	(5,263)

Denominator:
Weighted average shares used in calculating net gain (loss) per share — basic and diluted (in thousands)	2,518	2,338

Net gain (loss) per share — basic and diluted
Net loss per share from continuing operations	$(1.21)	$(5.39)
Net gain per share from discontinued operations	—	3.14
Total loss per share	$(1.21)	$(2.25)

The Company excludes potential shares of common stock related to Preferred Stock, stock options and RSAs from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Preferred Stock	351,037	351,037
Stock Options	335,448	298,868
RSAs	164,174	170,937
	850,659	820,842

12. Income Taxes

There was no provision for income taxes for the years ended December 31, 2024, and 2023, due to the Company’s operating losses and a full valuation allowance on deferred tax assets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows (in thousands):

	Year Ended December 31,
	2024	2023
U.S.	$(3,060)	$(5,181)
International	3	(82)
Loss before benefit from income taxes	$(3,057)	$(5,263)
Income tax benefit using U.S. federal statutory rate	$(642)	$(1,105)
State income taxes, net of federal benefit	(155)	(5)
Non-deductible share-based compensation	22	(9)
Share-based compensation - shortfalls/(windfalls)	70	1,196
Permanent differences	(4)	1
Tax credits	(11)	(500)
Other	0	17
Change in valuation allowance	720	405
	$—	$—

The effective income tax rate is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. The Company's income tax rate in foreign jurisdictions is lower than the Company's income tax rate in the United States.

Deferred tax assets (liabilities) consist of the following as of December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$53,281	$48,535
Tax credit carryforwards	10,383	10,388
Share-based compensation	7,122	7,071
Capitalized research and development	12,370	16,440
Accruals and reserves	—	2
Total deferred tax assets	$83,156	$82,436

Valuation allowance	(83,156)	(82,436)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the possible realization of its deferred tax assets. Management has considered the Company's history of operating losses, in addition to the expected timing of the reversal of existing temporary differences and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, the net deferred tax assets have been fully reserved at December 31, 2024 and December 31, 2023. Management reevaluates the positive and negative evidence on a quarterly basis.

The valuation allowance increased by approximately $0.7 million during the year ended December 31, 2024 primarily due to increases in capitalized research and development expenses, net operating losses, tax credit carryforwards and deferred tax assets related to share-based compensation.

The Company did not generate net operating loss carryforwards or tax credit carryforwards available for its use until its inception and operation as a standalone legal entity. At December 31, 2024 and 2023, Cyclerion has federal net operating loss carryforwards of approximately $195 million and $177 million, respectively, to offset future federal taxable income that will be carried forward indefinitely until utilized. As of December 31, 2024, and 2023, Cyclerion had state net operating loss carryforwards of approximately $196 million and $178 million, respectively, to offset future state taxable income, which will begin to expire in 2040 and will continue to expire through 2042. Cyclerion also had tax credit carryforwards of approximately $10.8 million as of December 31, 2024 and 2023, to offset future federal and state income taxes. Federal credits begin to expire in 2040 and will continue to expire through 2041. State credits begin to expire in 2023 and continue through 2034.

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

Upon audit, taxing authorities may challenge all or part of an uncertain income tax position. While Cyclerion has no history of tax audits since its inception on a standalone basis, it may be subject to tax audits by federal and state taxing authorities in the future. Accordingly, Cyclerion regularly assesses the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. Cyclerion had no unrecognized tax benefits as of December 31, 2024 and 2023. Cyclerion will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023, no interest or penalties have been accrued. There are no current federal or state income tax audits in progress.

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

Included in compensation expense is de minimis and approximately $0.1 million related to the defined contribution 401(k) Savings Plan for the years ended December 31, 2024 and 2023, respectively.

14. Workforce Reduction

On October 6, 2022, the Company began a reduction of its current workforce by thirteen (13) full-time employees to align its resources with its current priorities of focusing on a mitochondrial disease-focused strategy. The workforce reduction was completed in the fourth quarter of 2022. No cost related to the 2022 Workforce Reduction was recognized during the year ended December 31, 2024 and 2023.

The Company had further reductions of workforce in 2023 in connection with the sale of the Transferred Assets to Tisento and change to the Company’s strategy. The Company recorded total costs of approximately $0.6 million related to the reduction in workforce during the year ended December 31, 2023. No cost related to further workforce reductions was recognized during the year ended December 31, 2024.

All the accrued liabilities were paid off as of December 31, 2023 and no activities occurred during the year ended December 31, 2024. The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the year ended December 31, 2023 (in thousands):

	Amounts accrued at December 31, 2022	Charges	Amount paid	Adjustments	Amounts accrued at December 31, 2023
Workforce reductions	$(809)	$(565)	$1,374	$—	$—
Total	$(809)	$(565)	$1,374	$—	$—

15. License and Option Agreement

Option Agreement

On July 22, 2024, the Company entered into an Option to License Agreement (the “Option Agreement”) with a third party (the “Optionee”), pursuant to which the optionee has an option (the “Option”), to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. Under the terms of the Option Agreement, the Optionee paid the Company an Option fee of $150,000 in August 2024. The Optionee may exercise the Option on or before March 20, 2025, which may be extended for an additional two-month period for an additional fee of $25,000. If the Optionee exercises the Option during the Option Period, the Parties shall promptly commence negotiations of the definitive license agreement. The terms of the license agreement will be negotiated in good faith within a period not to exceed 90 days after the date of exercise of the Option. If the parties cannot reach agreement, all rights revert to the Company. In addition, the Optionee has agreed to reimburse the Company for certain patent expenses incurred during the Option period. The Company recognized revenue of $0.2 million related to the Option fee payment and expense reimbursement for the year ended December 31, 2024.

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

Akebia paid a $3.0 million up-front payment to the Company upon signing of the License Agreement. On December 13, 2024, the Company and Akebia entered into Amendment #1 to License Agreement (the “Amendment”) to the original License Agreement between the parties dated June 3, 2021 (the “2021 License Agreement”).

Under the terms of the Amendment, Akebia paid the Company $1.25 million in December 2024 and is obligated to pay an additional $0.5 million on or before September 30, 2025. In addition, Akebia has agreed to assume control of the preparation, filing, prosecution and maintenance of certain Cyclerion patents, and the expenses associated therewith, at an earlier date than as originally agreed between the parties. The parties have agreed to the reduction of certain development milestones and the increase of certain royalty rates on net sales and sublicense income. Pursuant to the terms of the 2021 License Agreement, as amended, Cyclerion is eligible to receive up to $558.5 million in total potential future development, regulatory, and commercialization milestone payments, and Akebia will pay Cyclerion tiered royalties ranging from mid-single digit to twenty percent of net sales. Cyclerion’s obligations to deliver certain drug products have also ceased.

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

16. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date through the date the consolidated financial statements were issued.

On February 4, 2025, the Company filed a Registration Statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof for an aggregate initial offering price not to exceed $25.0 million.