Form 10-Q
period 2025-03-31
Cyclerion Therapeutics, Inc.
filed 2025-05-06
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 2, 2025, the registrant had 3,210,094 shares of common stock, no par value, outstanding.

CYCLERION PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2025

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
•
we may be unable to compete with other companies that are or may be developing or selling products that are competitive with any potential future product candidates; and
•
a pandemic or natural disaster may disrupt our business, including our development activities, resulting in a material adverse effect on our financial condition and results of operations.

See the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 4, 2025 for a further description of these and other factors. We caution you that the risks, uncertainties, and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,639	$3,232
Accounts receivable	581	556
Prepaid expenses	256	421
Other current assets	21	16
Total current assets	4,497	4,225
Other investment	5,350	5,350
Total assets	$9,847	$9,575
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$483	$390
Accrued research and development costs	50	52
Accrued expenses and other current liabilities	534	283
Total current liabilities	1,067	725
Commitments and contingencies (Note 7)	—	—
Stockholders' equity
Preferred stock, no par value, 100,000,000 shares authorized and 351,037 shares of Series A convertible preferred stock issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, no par value, 400,000,000 shares authorized at March 31, 2025 and December 31, 2024; 3,210,094 and 2,710,096 shares issued at March 31, 2025 and December 31, 2024, respectively; 3,060,944 and 2,545,922 shares outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Paid-in capital	277,701	276,342
Accumulated deficit	(268,921)	(267,492)
Total stockholders' equity	8,780	8,850
Total liabilities and stockholders' equity	$9,847	$9,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Revenue from option agreement	$81	$—
Total revenues	81	—
Cost and expenses:
Research and development	36	44
General and administrative	1,502	1,574
Total cost and expenses	1,538	1,618
Loss from operations	(1,457)	(1,618)
Other income, net
Interest income	28	76
Total other income, net	28	76
Net loss	$(1,429)	$(1,542)
Net loss per share:
Basic and diluted net loss per share	$(0.56)	$(0.62)
Weighted average shares used in calculating:
Basic and diluted shares	2,556	2,494

Other comprehensive loss:
Net loss	$(1,429)	$(1,542)
Other comprehensive loss:
Foreign currency translation adjustment loss	—	(4)
Comprehensive loss	$(1,429)	$(1,546)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Preferred Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2023	2,474,159	$—	351,037	$—	$275,717	$(264,417)	$(12)	$11,288
Net loss	—	—	—	—	—	(1,542)	—	(1,542)
Vesting of restricted stock awards	25,442	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	181	—	—	181
Foreign currency translation adjustment	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2024	2,499,601	$—	351,037	$—	$275,898	$(265,959)	$(16)	$9,923

	Common Stock		Preferred Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2024	2,545,922	$—	351,037	$—	$276,342	$(267,492)	$—	$8,850
Net loss	—	—	—	—	—	(1,429)	—	(1,429)
Issuance of common stock - private placement, net of issuance cost	499,998	—	—	—	1,245	—	—	1,245
Vesting of restricted stock awards	15,024	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	114	—	—	114
Balance at March 31, 2025	3,060,944	$—	351,037	$—	$277,701	$(268,921)	$—	$8,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,429)	$(1,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	114	181
Changes in operating assets and liabilities:
Accounts receivable	(25)	—
Prepaid expenses	165	134
Other current assets	(5)	—
Accounts payable	93	(456)
Accrued research and development costs	(2)	—
Accrued expenses and other current liabilities	121	(188)
Net cash used in operating activities	(968)	(1,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	1,375	—
Net cash provided by financing activities	1,375	—
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net increase (decrease) in cash and cash equivalents	407	(1,875)
Cash and cash equivalents, beginning of period	3,232	7,571
Cash and cash equivalents, end of period	$3,639	$5,696
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Issuance cost included in the accrued expense and other current liabilities	$130	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) became an independent public company on April 1, 2019 after Ironwood Pharmaceuticals, Inc. completed a tax-free spin-off of their sGC business. Cyclerion is focused on building a new pipeline with therapeutics to treat certain neuropsychiatric diseases. Cyclerion has prioritized an individualized therapy for treatment resistant depression (“TRD”) as its foundational product candidate and has entered into a non-binding option to license agreement for the intellectual property associated with this product. With the large unmet medical need in TRD, the clinical development stage of this asset, and the strong commercial opportunity, the Company believes that this product is well suited to be its foundation moving forward for Cyclerion. The Company is currently developing an integrated development and commercial strategy in TRD. Cyclerion has one employee as of March 31, 2025.

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

Olinciguat is a Phase 2, orally administered, once-daily, vascular sGC stimulator. On July 22, 2024, the Company entered into an Option to License Agreement (the “Option Agreement”) with a third party (the “Optionee”), pursuant to which the Optionee has an option (the “Option”) to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. Under the terms of the Option Agreement, the Optionee paid the Company an Option fee of $150,000 in August 2024. The Optionee originally could exercise the Option on or before March 20, 2025, which may be extended for an additional two-month period for an additional fee of $25,000 (the “Option Period”). The Option Period was extended for two months by the Optionee and now expires in May 2025. If the Optionee exercises the Option during the Option Period, the Optionee and the Company shall promptly commence negotiations of the definitive license agreement. The terms of the license agreement will be negotiated in good faith within a period not to exceed 90 days after the date of exercise of the Option. If the parties cannot reach agreement, all rights revert to the Company. In addition, the Optionee has agreed to reimburse the Company for certain patent expenses incurred during the Option period.

Zagociguat is a clinical-stage CNS-penetrant sGC stimulator that has shown rapid improvement in cerebral blood flow, functional brain connectivity, brain response to visual stimulus, cognitive performance, and biomarkers associated mitochondrial function and inflammation in clinical studies. CY3018 is a CNS-targeted sGC stimulator that preferentially localizes to the brain and has a pharmacology profile that suggests its potential for the treatment of neuropsychiatric diseases and disorders. On July 28, 2023, the Company sold Zagociguat and CY3018 to Tisento Therapeutics, Inc. (“Tisento”), a newly formed private company focused on their development, in exchange for $8.0 million in cash consideration, $2.4 million as reimbursement for certain operating expenses related to zagociguat and CY3018 for the period between signing and closing of the transaction, and 10% of all of Tisento’s parent’s outstanding equity securities (“Tisento Parent”).

Cyclerion GmbH, a wholly owned subsidiary, was incorporated in Zug, Switzerland on May 3, 2019. The functional currency is the Swiss franc. Cyclerion GmbH was liquidated and de-registered in May 2024.

Cyclerion Securities Corporation, a wholly owned subsidiary, was incorporated in Massachusetts on November 15, 2019 and was granted securities corporation status in Massachusetts.

On February 4, 2025, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof for an aggregate initial offering price not to exceed $25.0 million. The Registration Statement was declared effective by the SEC in February 2025. No shares of common stock have been issued or sold under the Shelf during the three months ended March 31, 2025.

2025 Equity Private Placement

On March 21, 2025, the Company entered into a Stock Purchase Agreement (the “2025 Equity Private Placement”) for a private placement of 499,998 shares of the Company’s common stock, at a purchase price of $2.75 per share for total gross proceeds of approximately $1.375 million. The closing of the 2025 Equity Private Placement occurred on March 25, 2025. The Company incurred transaction costs of $0.1 million which have been recognized in accrued expenses and other current liabilities as of March 31, 2025. The Shares issued have not been registered under the Securities Act of 1933, as amended, or any state securities laws and will be issued pursuant to the exemption from registration provided for under Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

In connection with the 2025 Equity Private Placement, the Company entered into a Registration Rights Agreement with the investors, dated March 21, 2025, pursuant to which the Company agreed to register the resale of the Shares pursuant to a registration statement to be filed with the SEC no later than May 9, 2025.

Basis of Presentation

The condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 4, 2025.

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Cyclerion GmbH (prior to its deregistration in May 2024), and Cyclerion Securities Corporation. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

The Company expects that its cash and cash equivalents as of March 31, 2025, will be sufficient to fund operations through the third quarter of 2025, however the Company will need to obtain additional funding to sustain operations as it expects to continue to generate operating losses for the foreseeable future. The Company's expectation to generate negative operating cash flows in the future and the need for additional funding to support its planned operations, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the consolidated financial statements, the Company did not adopt any new accounting pronouncements during the three months ended March 31, 2025 that had a material effect on its condensed consolidated financial statements.

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

3. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements as of March 31, 2025:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,376	$—	$—	$3,376
Cash equivalents	$3,376	$—	$—	$3,376

	Fair Value Measurements as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,025	$—	$—	$3,025
Cash equivalents	$3,025	$—	$—	$3,025

During the three months ended March 31, 2025 and 2024, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

The Company believes the carrying amounts of its accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these amounts.

4. Other Investment

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

Accordingly, the Company has accounted for the investment as a financial instrument without a readily determinable fair value. Such investment is recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or adjustments for observable price changes. An impairment loss is recognized in the consolidated statements of operations and comprehensive loss equal to the amount by which the carrying value exceeds the fair value of the investment. As of March 31, 2025, no impairment loss was recognized. The Company considers the cost of the investment to be the maximum exposure to loss as a result of its involvement with the non-affiliated entity.

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Software	$126	$126
Property and equipment, gross	126	126
Less: accumulated depreciation and amortization	(126)	(126)
Property and equipment, net	$—	$—

During the three months ended March 31, 2025 and 2024, the Company did not record depreciation and amortization expenses.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Professional fees	$489	$220
Other	45	63
Accrued expenses and other current liabilities	$534	$283

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of March 31, 2025 and December 31, 2024.

Separation Benefits

As part of the separation benefit of the former Chief Financial Officer, the Company paid $0.1 million each in May 2024 and August 2024, as the former Chief Financial Officer had not secured full-time employment prior to the six-month anniversary and nine-month anniversary of November 15, 2023, her last day of employment with the Company. The Company has no further separation benefits obligation to this former employee as of March 31, 2025.

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

The following table provides share-based compensation reflected in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$12	$26
General and administrative	102	155
	$114	$181

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

A summary of stock option activity for the three months ended March 31, 2025, is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2024	335,448	$158.98	4.7	$—
Granted	—	$—
Exercised	—	$—
Cancelled or forfeited	(5,990)	$343.57
Outstanding as of March 31, 2025	329,458	$155.62	4.5	$—
Exercisable at March 31, 2025	259,911	$192.20	3.5	$—

There were no options exercised during the three months ended March 31, 2025 and 2024. As of March 31, 2025, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options is $0.3 million and the weighted average period over which that expense is expected to be recognized is 3.56 years.

The Company has granted certain former employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the three months ended March 31, 2025 and 2024, there were no shares that vested as a result of performance milestone achievements. No share-based compensation expense related to these performance-based options was recognized during the three months ended March 31, 2025 and 2024, respectively.

Restricted Stock Awards

No RSA was granted during the three months ended March 31, 2025. The Company granted 65,000 RSAs during the three months ended March 31, 2024. The fair value of all RSAs is based on the market value of the Company’s common stock on the date of grant. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period.

A summary of RSA activity for the three months ended March 31, 2025 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2024	164,174	$2.56
Granted	—	—
Vested	(15,024)	2.52
Forfeited	—	—
Unvested as of March 31, 2025	149,150	$2.56

As of March 31, 2025, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested RSAs is $0.3 million and the weighted average period over which that expense is expected to be recognized is 2.43 years.

9. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss (in thousands)	$(1,429)	$(1,542)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	2,556	2,494
Net loss per share — basic and diluted	$(0.56)	$(0.62)

The Company excludes shares of common stock related to Preferred Stock, stock options and RSAs from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Preferred Stock	351,037	351,037
Stock Options	329,458	291,535
RSAs	149,150	210,495
	829,645	853,067

10. Option/License Agreement

Option Agreement

On July 22, 2024, the Company entered into an Option to License Agreement (the “Option Agreement”) with a third party (the “Optionee”), pursuant to which the optionee has an option (the “Option”), to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. Under the terms of the Option Agreement, the Optionee paid the Company an Option fee of $150,000 in August 2024. The Optionee originally could exercise the Option on or before March 20, 2025, which may be extended for an additional two-month period for an additional fee of $25,000. The Option Period was extended for two months by the Optionee and now expires in May 2025. If the Optionee exercises the Option during the Option Period, the Parties shall promptly commence negotiations of the definitive license agreement. The terms of the license agreement will be negotiated in good faith within a period not to exceed 90 days after the date of exercise of the Option. If the parties cannot reach agreement, all rights revert to the Company. In addition, the Optionee has agreed to reimburse the Company for certain patent expenses incurred during the Option period. The Company recognized revenue of $0.1 million related to the extension fee payment and expense reimbursement for the three months ended March 31, 2025.

Akebia License Agreement

On June 3, 2021, the Company and Akebia entered into a License Agreement (the “Akebia License Agreement”) relating to the exclusive worldwide license by the Company to Akebia of its rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing the pharmaceutical compound known as praliciguat and other related products and forms thereof enumerated in the License Agreement (collectively, the “Products”). Pursuant to the Akebia License Agreement, Akebia will be responsible for all future research, development, regulatory, and commercialization activities for the Products.

Akebia paid a $3.0 million up-front payment to the Company upon signing of the License Agreement. On December 13, 2024, the Company and Akebia entered into Amendment #1 to the License Agreement (the “Amendment”) to the original License Agreement between the parties dated June 3, 2021.

Under the terms of the Amendment, Akebia paid the Company $1.25 million in December 2024 and is obligated to pay an additional $0.5 million on or before September 30, 2025. In addition, Akebia has agreed to assume control of the preparation, filing, prosecution and maintenance of certain Cyclerion patents, and the expenses associated therewith, at an earlier date than as originally agreed between the parties. The parties have agreed to the reduction of certain development milestones and the increase of certain royalty rates on net sales and sublicense income. Pursuant to the terms of the Akebia License Agreement, as amended, Cyclerion is eligible to receive up to $558.5 million in total potential future development, regulatory, and commercialization milestone payments, and Akebia will pay Cyclerion tiered royalties ranging from mid-single digit to twenty percent of net sales. Cyclerion’s obligations to deliver certain drug products have also ceased.

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

11. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date through the date the consolidated financial statements were issued and determined that there were no such events requiring recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the corresponding notes included in this Quarterly Report on Form 10-Q, as well as the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those referenced or set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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

We continue to build our infrastructure, and Regina Graul, Ph.D. was promoted to Chief Executive Officer (CEO) and Director to our Board in August of 2024 after she was hired as President in late 2023. Dr. Graul has significant experience in research and development, product search and evaluation and has extensive knowledge growing and leading integrated high-functioning teams. We also hired Chief Financial Officer contractor, Rhonda Chicko, who has extensive experience working with early and later-stage drug development companies. To limit our operating expenses, we have used consultants rather than hiring additional full-time employees; Dr. Graul is the only current employee to date. Our goal is to hire additional C-suite executives later this year.

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

Olinciguat is a Phase 2, orally administered, once-daily, vascular sGC stimulator. On July 22, 2024, we entered into an Option to License Agreement (the “Option Agreement”) with a third party (the “Optionee”), pursuant to which the Optionee has an option (the “Option”) to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. Under the terms of the Option Agreement, the Optionee paid us an Option fee of $150,000 in August 2024. The Optionee originally could exercise the Option on or before March 20, 2025, which may be extended for an additional two-month period for an additional fee of $25,000. The Option Period was extended for two months by the Optionee and now expires in May 2025. If the Optionee exercises the Option during the Option Period, the Parties shall promptly commence negotiations of the definitive license agreement. The terms of the license agreement will be negotiated in good faith within a period not to exceed 90 days after the date of exercise of the Option. If the parties cannot reach agreement, all rights revert to us. In addition, the Optionee has agreed to reimburse us for certain patent expenses incurred during the Option period.

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

On January 27, 2025, Tisento announced that the first patient has been dosed in its global Phase 2b PRIZM study. The study is investigating the impact of once-daily oral zagociguat treatment on fatigue, cognitive impairment, and other key aspects of the rare mitochondrial disease MELAS (Mitochondrial Encephalomyopathy, Lactic Acidosis, and Stroke-like Episodes).

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

The following table summarizes our research and development expenses, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the three months ended March 31, 2025 and 2024. The product pipeline expenses relate primarily to external costs associated with nonclinical studies.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Personnel and related internal costs	$12	$37
Others	24	7
Total research and development expenses	$36	$44

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

The successful development of any current or potential future product candidates is highly uncertain and subject to a number of risks. Please refer to Item 1A, Risk Factors, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

General and Administrative Expense. General and administrative expenses consist primarily of compensation, benefits and other employee and non-employee related expenses for personnel in our administrative, finance, legal, information technology, business development, and human resource functions. Other costs include the legal costs of pursuing patent protection of our intellectual property, insurance costs and professional fees for accounting and legal services. We record all general and administrative expenses as incurred.

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

We believe that our application of accounting policies requires significant judgments and estimates on the part of management and is the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements elsewhere in Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

All research and development expenses are expensed as incurred. We defer and capitalize nonrefundable advance payments we make for research and development activities until the related goods are received or the related services are performed. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Critical Accounting Policies and Estimates.

Results of Operations

The revenue and expenses reflected in the consolidated financial statements may not be indicative of revenue and expenses that will be incurred by us in the future. The following discussion summarizes the key factors we believe are necessary for an understanding of our consolidated financial statements.

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Revenues:
Revenue from option agreement	$81	$—	$81	100%
Total revenues	81	—	81	100%
Cost and expenses:
Research and development	36	44	(8)	(18)%
General and administrative	1,502	1,574	(72)	(5)%
Total cost and expenses	1,538	1,618	(80)	(5)%
Loss from operations	(1,457)	(1,618)	161	(10)%
Other income, net
Interest income	28	76	(48)	(63)%
Total other income, net	28	76	(48)	-63%
Net loss	$(1,429)	$(1,542)	$113	(7)%

Revenue

Revenue from option agreement. On July 22, 2024, we entered into the Option Agreement with the Optionee, which the Optionee has the Option to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. We recognized revenue of $0.1 million related to the Option extension fee and expense reimbursement during the three months ended March 31, 2025.

Expenses

Research and development expense. There is no significant changes in research and development expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

General and administrative expense. The decrease in general and administrative expenses of approximately $0.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by decreases of approximately $0.1 million in insurance expense and approximately $0.1 million in board member fees, offset by an increase of approximately of $0.1 million in professional consulting.

Interest income. Interest income decreased by $0.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to the decrease of our money market fund balance.

Liquidity and Capital Resources

On March 21, 2025, we closed on a private placement of 499,998 shares of our common stock, pursuant to a Stock Purchase Agreement, for total gross proceeds of approximately $1.375 million. We also incurred transaction costs of $0.1 million during the three months ended March 31, 2025.

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

On March 31, 2025, we had approximately $3.6 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

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

We have incurred recurring losses since our inception, including a net loss of $1.4 million for the three months ended March 31, 2025. In addition, as of March 31, 2025, we had an accumulated deficit of $268.9 million. We expect that our cash and cash equivalents as of March 31, 2025, will be sufficient to fund operations through the third quarter of 2025, however we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Net cash used in operating activities	$(968)	$(1,871)	$903	(48)%
Net cash provided by financing activities	$1,375	$—	$1,375	—

Cash Flows from Operating Activities

Net cash used in operating activities was $1.0 million for the three months ended March 31, 2025 was primarily a result of our $1.4 million net loss from operations. The net loss was offset by non-cash stock-based compensation expense of $0.1 million, a decrease in prepaid expenses of $0.2 million, an increase in accounts payable of $0.1 million and an increase in accrued expenses and other current liabilities of $0.1 million.

Net cash used in operating activities was $1.9 million for the three months ended March 31, 2024 was primarily a result of our $1.5 million net loss from operations. The net loss was offset by non-cash stock-based compensation expense of $0.2 million and a decrease in prepaid expenses of $0.1 million. The net loss was also adjusted by a decrease in accounts payable of $0.5 million and a decrease in accrued expenses and other current liabilities of $0.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 of $1.4 million was due to cash received from the 2025 Equity Private Placement related to issuance of 499,998 shares common stock at a purchase price of $2.75 per share. There was no financing activity in the three months ended March 31, 2024.

Funding Requirements

We expect our expenses to fluctuate as we continue to maintain out-license opportunities and seek to broaden our portfolio through in-licensing of assets. We expect that our cash and cash equivalents as of March 31, 2025, will be sufficient to fund operations through the third quarter of 2025, however we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Failure to obtain necessary capital when needed may delay development of any current or potential future product candidates, or other operations.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2025, we had no uncertain tax positions.

Separation Benefits

As part of the separation benefit of the former Chief Financial Officer, we paid $0.1 million in May 2024 and August 2024, as the former Chief Financial Officer had not secured full-time employment prior to the six-month anniversary and nine-month anniversary of November 15, 2023. We have no further separation benefits obligation to this former employee as of March 31, 2025.

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

Item 1A. Risk Factors

Not applicable as we are a “smaller reporting company”. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 21, 2025, we completed private placement of 499,998 unregistered shares of our common stock at a price of $2.75 per share resulting in net proceeds to us of $1.375 million. We intend to use the net proceeds for general corporate purposes. The private placement was made to several accredited investors in an offering under Regulation D of the Securities Act of 1933, as amended.

Item 5. Other Information

During the 2025 first quarter, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

Date: May 6, 2025