Form 10-Q
period 2025-06-30
Cyclerion Therapeutics, Inc.
filed 2025-08-05
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 1, 2025, the registrant had 3,337,436 shares of common stock, no par value, outstanding.

CYCLERION PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2025

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

•
we are seeking to out-license our olinciguat technology to a third party which holds an option to negotiate a license to this technology and if the third party elects not to exercise the option or if we are unable to reach agreement on license terms, we may not be able to commercialize or receive future royalty and milestone payments for olinciguat;
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

Cyclerion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,006	$3,232
Accounts receivable	525	556
Prepaid expenses	462	421
Other current assets	27	16
Total current assets	4,020	4,225
Other investment	5,350	5,350
Total assets	$9,370	$9,575
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$462	$390
Accrued research and development costs	72	52
Accrued expenses and other current liabilities	266	283
Total current liabilities	800	725
Commitments and contingencies (Note 7)	—	—
Stockholders' equity
Preferred stock, no par value, 100,000,000 shares authorized and 351,037 shares of Series A convertible preferred stock issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, no par value, 400,000,000 shares authorized at June 30, 2025 and December 31, 2024; 3,210,094 and 2,710,096 shares issued at June 30, 2025 and December 31, 2024, respectively; 3,075,968 and 2,545,922 shares outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Paid-in capital	277,815	276,342
Accumulated deficit	(269,245)	(267,492)
Total stockholders' equity	8,570	8,850
Total liabilities and stockholders' equity	$9,370	$9,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Revenue from option agreement	$93	$—	$174	$—
Total revenues	93	—	174	—
Cost and expenses:
Research and development	56	105	92	149
General and administrative	1,709	1,279	3,211	2,853
Total cost and expenses	1,765	1,384	3,303	3,002
Loss from operations	(1,672)	(1,384)	(3,129)	(3,002)
Other income, net
Interest income	31	62	59	138
Gain from insurance recovery	1,317	—	1,317	—
Total other income, net	1,348	62	1,376	138
Net loss	$(324)	$(1,322)	$(1,753)	$(2,864)
Net loss per share:
Basic and diluted net loss per share	$(0.11)	$(0.53)	$(0.62)	$(1.14)
Weighted average shares used in calculating:
Basic and diluted shares	3,071	2,510	2,842	2,502

Other comprehensive loss:
Net loss	$(324)	$(1,322)	$(1,753)	$(2,864)
Other comprehensive loss:
Foreign currency translation adjustment loss	—	(2)	—	(6)
Comprehensive loss	$(324)	$(1,324)	$(1,753)	$(2,870)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Preferred Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2023	2,474,159	$—	351,037	$—	$275,717	$(264,417)	$(12)	$11,288
Net loss	—	—	—	—	—	(1,542)	—	(1,542)
Vesting of restricted stock awards	25,442	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	181	—	—	181
Foreign currency translation adjustment	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2024	2,499,601	$—	351,037	$—	$275,898	$(265,959)	$(16)	$9,923
Net loss	—	—	—	—	—	(1,322)	—	(1,322)
Vesting of restricted stock awards	16,273	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	184	—	—	184
Foreign currency translation adjustment	—	—	—	—	—	—	(2)	(2)
Release of foreign currency translation adjustment upon liquidation of a subsidiary	—	—	—	—	—	(18)	18	—
Balance at June 30, 2024	2,515,874	$—	351,037	$—	$276,082	$(267,299)	$—	$8,783

	Common Stock		Preferred Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2024	2,545,922	$—	351,037	$—	$276,342	$(267,492)	$—	$8,850
Net loss	—	—	—	—	—	(1,429)	—	(1,429)
Issuance of common stock - private placement, net of issuance cost	499,998	—	—	—	1,245	—	—	1,245
Vesting of restricted stock awards	15,024	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	114	—	—	114
Balance at March 31, 2025	3,060,944	$—	351,037	$—	$277,701	$(268,921)	$—	$8,780
Net loss	—	—	—	—	—	(324)	—	(324)
Vesting of restricted stock awards	15,024	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	114	—	—	114
Balance at June 30, 2025	3,075,968	$—	351,037	$—	$277,815	$(269,245)	$—	$8,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,753)	$(2,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	228	365
Changes in operating assets and liabilities:
Accounts receivable	31	—
Prepaid expenses	(41)	326
Other current assets	(11)	—
Accounts payable	72	(547)
Accrued research and development costs	20	7
Accrued expenses and other current liabilities	(17)	(264)
Net cash used in operating activities	(1,471)	(2,977)
CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from private placement	1,375	—
Issuance costs paid for private placement	(130)	—
Net cash provided by financing activities	1,245	—
Effect of exchange rate changes on cash and cash equivalents	—	(6)
Net decrease in cash and cash equivalents	(226)	(2,983)
Cash and cash equivalents, beginning of period	3,232	7,571
Cash and cash equivalents, end of period	$3,006	$4,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) became an independent public company on April 1, 2019 after Ironwood Pharmaceuticals, Inc. completed a tax-free spin-off of their sGC business. Cyclerion is focused on building a new pipeline with therapeutics to treat certain neuropsychiatric diseases. Cyclerion has prioritized an individualized therapy for treatment resistant depression (“TRD”) as its foundational product candidate and has entered into a non-binding option to license agreement for the intellectual property associated with this product. With the large unmet medical need in TRD, the clinical development stage of this asset, and the strong commercial opportunity, the Company believes that this product is well suited to be its foundation moving forward. The Company is currently developing an integrated development and commercial strategy in TRD. Cyclerion has one employee as of June 30, 2025.

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

Olinciguat is a Phase 2, orally administered, once-daily, vascular sGC stimulator. On July 22, 2024, the Company entered into an Option to License Agreement (the “Option Agreement”) with a third party (the “Optionee”), pursuant to which the Optionee has an option (the “Option”) to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. Under the terms of the Option Agreement, the Optionee paid the Company an Option fee of $150,000 in August 2024. The Optionee originally could exercise the Option on or before March 20, 2025, which may be extended for an additional two-month period for an additional fee of $25,000 (the “Option Period”). The Option Period was extended for two months by the Optionee in March 2025. If the Optionee exercises the Option during the Option Period, the Optionee and the Company shall promptly commence negotiations of the definitive license agreement. The terms of the license agreement will be negotiated in good faith within a period not to exceed 90 days after the date of exercise of the Option. If the parties cannot reach agreement, all rights revert to the Company. In addition, the Optionee has agreed to reimburse the Company for certain patent expenses incurred during the Option period.

In May 2025, the Optionee and the Company entered into an amendment (the “Amendment”) to the Option Agreement to extend the Option Period for an additional three months beginning May 22, 2025 by paying to us an additional extension fee of $55,000 (the “Second Extension Period”), which was received in June 2025. The negotiation period under the Amendment was also reduced from 90 days to 60 days.

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

2025 Equity Private Placement

On March 21, 2025, the Company entered into a Stock Purchase Agreement (the “2025 Equity Private Placement”) for a private placement of 499,998 shares of the Company’s common stock, at a purchase price of $2.75 per share for total gross proceeds of approximately $1.375 million. The closing of the 2025 Equity Private Placement occurred on March 25, 2025. The Company incurred transaction costs of $0.1 million for the 2025 Equity Private Placement. The Shares issued were not registered under the Securities Act of 1933, as amended, or any state securities laws and will be issued pursuant to the exemption from registration provided for under Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

In connection with the 2025 Equity Private Placement, the Company entered into a Registration Rights Agreement with the investors, dated March 21, 2025, pursuant to which the Company agreed to register the resale of the Shares pursuant to a registration statement which was filed with the SEC and declared effective by the SEC on May 15, 2025.

At-the-Market Offering

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

On May 7, 2025, the Company and Guggenheim Securities, LLC (“Guggenheim Securities”) entered into a Sales Agreement (the “Sales Agreement”), pursuant to which the Company may offer and sell shares of common stock, no par value per share (the “Shares”), having an aggregate offering price of up to $20,000,000 from time to time through or to Guggenheim Securities, acting as the Company’s agent, subject to the application of General Instruction I.B.6 of Form S-3 (“Instruction I.B.6”) pertaining to primary offerings by certain registrants, including the Company. The Company has provided Guggenheim Securities with customary indemnification rights, and the Company will pay Guggenheim Securities cash commission of 3.0% of the gross proceeds of the Shares sold under the Sales Agreement.

No shares of common stock have been issued or sold under the Sales Agreement during the three and six months ended June 30, 2025.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

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

The Company expects that its cash and cash equivalents as of June 30, 2025, will be sufficient to fund operations into the first quarter of 2026, however the Company will need to obtain additional funding to sustain operations as it expects to continue to generate operating losses for the foreseeable future. The Company's expectation to generate negative operating cash flows in the future and the need for additional funding to support its planned operations, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the consolidated financial statements, the Company did not adopt any new accounting pronouncements during the six months ended June 30, 2025 that had a material effect on its condensed consolidated financial statements.

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

3. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements as of June 30, 2025:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,856	$—	$—	$2,856
Cash equivalents	$2,856	$—	$—	$2,856

	Fair Value Measurements as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,025	$—	$—	$3,025
Cash equivalents	$3,025	$—	$—	$3,025

During the six months ended June 30, 2025 and 2024, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

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

Accordingly, the Company has accounted for the investment as a financial instrument without a readily determinable fair value. Such investment is recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or adjustments for observable price changes. An impairment loss is recognized in the consolidated statements of operations and comprehensive loss equal to the amount by which the carrying value exceeds the fair value of the investment. As of June 30, 2025, no impairment loss was recognized. The Company considers the cost of the investment to be the maximum exposure to loss as a result of its involvement with the non-affiliated entity.

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Software	$126	$126
Property and equipment, gross	126	126
Less: accumulated depreciation and amortization	(126)	(126)
Property and equipment, net	$—	$—

During the six months ended June 30, 2025 and 2024, the Company did not record depreciation and amortization expenses.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Professional fees	$206	$220
Other	60	63
Accrued expenses and other current liabilities	$266	$283

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of June 30, 2025 and December 31, 2024.

Separation Benefits

As part of the separation benefit of the former Chief Financial Officer, the Company paid $0.1 million each in May 2024 and August 2024, as the former Chief Financial Officer had not secured full-time employment prior to the six-month anniversary and nine-month anniversary of November 15, 2023, her last day of employment with the Company. The Company has no further separation benefits obligation to this former employee as of June 30, 2025.

Insurance Recoveries

The Company has several policies with third-party insurers that provide for the recovery of certain costs incurred by the Company. The Company records its rights to insurance recoveries as a receivable when the respective costs are reimbursable under applicable insurance policies, it is probable that such costs will be reimbursed, and reimbursement can be reasonably estimated.

The Company recorded approximately $1.3 million of insurance recoveries related to loss of advanced intermediated GMP finished materials in other income during the three and six months ended June 30, 2025. There were no insurance recoveries during the three and six months ended June 30, 2024.

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

The following table provides share-based compensation reflected in the Company’s condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$12	$24	$24	$50
General and administrative	102	160	204	315
	$114	$184	$228	$365

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

A summary of stock option activity for the six months ended June 30, 2025, is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2024	335,448	$158.98	4.7	$—
Granted	—	$—
Exercised	—	$—
Cancelled or forfeited	(20,811)	$173.94
Outstanding as of June 30, 2025	314,637	$157.99	4.4	$—
Exercisable at June 30, 2025	251,301	$192.99	3.5	$—

There were no options exercised during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options is $0.2 million and the weighted average period over which that expense is expected to be recognized is 3.45 years.

The Company has granted certain former employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the three and six months ended June 30, 2025 and 2024, there were no shares that vested as a result of performance milestone achievements. No share-based compensation expense related to these performance-based options was recognized during the three and six months ended June 30, 2025 and 2024, respectively.

Restricted Stock Awards

No RSA was granted during the three and six months ended June 30, 2025 and three months ended June 30, 2024. The Company granted 65,000 RSAs during the six months ended June 30, 2024. The fair value of all RSAs is based on the market value of the Company’s common stock on the date of grant. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period.

A summary of RSA activity for the six months ended June 30, 2025 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2024	164,174	$2.56
Granted	—	—
Vested	(30,048)	2.52
Forfeited	—	—
Unvested as of June 30, 2025	134,126	$2.56

As of June 30, 2025, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested RSAs is $0.3 million and the weighted average period over which that expense is expected to be recognized is 2.18 years.

9. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss (in thousands)	$(324)	$(1,322)	$(1,753)	$(2,864)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	3,071	2,510	2,842	2,502
Net loss per share — basic and diluted	$(0.11)	$(0.53)	$(0.62)	$(1.14)

The Company excludes shares of common stock related to Preferred Stock, stock options and RSAs from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the three and six months ended June 30, 2025 and 2024:

	Three and Six Months Ended June 30,
	2025	2024
Preferred Stock	351,037	351,037
Stock Options	314,637	291,350
RSAs	134,126	194,222
	799,800	836,609

10. Option/License Agreement

Option Agreement

On July 22, 2024, the Company entered into an Option to License Agreement (the “Option Agreement”) with a third party (the “Optionee”), pursuant to which the optionee has an option (the “Option”), to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. Under the terms of the Option Agreement, the Optionee paid the Company an Option fee of $150,000 in August 2024. The Optionee originally could exercise the Option on or before March 20, 2025, which may be extended for an additional two-month period for an additional fee of $25,000. The Option Period was extended for two months by the Optionee in March 2025. If the Optionee exercises the Option during the Option Period, the Optionee and the Company shall promptly commence negotiations of the definitive license agreement. The terms of the license agreement will be negotiated in good faith within a period not to exceed 60 days after the date of exercise of the Option. If the parties cannot reach agreement, all rights revert to the Company. In addition, the Optionee has agreed to reimburse the Company for certain patent expenses incurred during the Option period.

In May 2025, the Optionee and the Company entered into an amendment (the “Amendment”) to the Option Agreement to extend the Option Period for an additional three months beginning May 22, 2025 by paying an additional extension fee of $55,000 (the “Second Extension Period”), which was paid in June 2025. The negotiation period under the Amendment shall be reduced from 90 days to 60 days. The Company recognized revenue of $93,000 and $174,000 related to the Option extension fees and reimbursement of certain patent expenses during the three and six months ended June 30, 2025, respectively. No revenues were recognized during the three and six months ended June 30, 2024.

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

11. Subsequent Events

From July 1, 2025 through August 4, 2025 the Company issued 129,246 shares of common stock under the Sales Agreement for net proceeds of approximately $0.4 million.

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

Overview

Our strategy for Cyclerion is to build a new pipeline with therapeutics to treat certain neuropsychiatric diseases. Over the past year, Cyclerion’s diligence team which is composed of committed external experts and internal personnel in their respective fields, have been conducting asset evaluations in many therapeutic areas. Throughout this process, the team identified and assessed dozens of products and other opportunities directed at addressing patients’ needs and increasing shareholder value. The team prioritized an individualized therapy for treatment resistant depression (“TRD”) as our foundational product candidate and we have entered into a non-binding option to license agreement for the intellectual property associated with this product. With the large unmet medical need in TRD, the clinical development stage of this asset, and the strong commercial opportunity, we believe that this product is well suited to be the foundation moving forward for Cyclerion. The program team is currently developing an integrated development and commercial strategy in TRD.

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

We continue to build our infrastructure, and Regina Graul, Ph.D. was promoted to Chief Executive Officer (CEO) and Director to our Board in August of 2024 after she was hired as President in late 2023. Dr. Graul has significant experience in research and development, product search and evaluation and has extensive knowledge growing and leading integrated high-functioning teams. We also hired Rhonda Chicko, an independent contractor, as our Chief Financial Officer in 2024, who has extensive experience working with early and later-stage drug development companies. To limit our operating expenses, we have used consultants rather than hiring additional full-time employees; Dr. Graul is the only current employee to date. Our goal is to hire additional C-suite executives later this year.

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

Olinciguat is a Phase 2, orally administered, once-daily, vascular sGC stimulator. On July 22, 2024, we entered into an Option to License Agreement (the “Option Agreement”) with a third party (the “Optionee”), pursuant to which the Optionee has an option (the “Option”) to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. Under the terms of the Option Agreement, the Optionee paid us an Option fee of $150,000 in August 2024. The Optionee originally could exercise the Option on or before March 20, 2025, which may be extended for an additional two-month period for an additional fee of $25,000. The Option Period was extended for two months by the Optionee in March 2025. If the Optionee exercises the Option during the Option Period, the Parties shall promptly commence negotiations of the definitive license agreement. The terms of the license agreement will be negotiated in good faith within a period not to exceed 90 days after the date of exercise of the Option. If the parties cannot reach agreement, all rights revert to us. In addition, the Optionee has agreed to reimburse us for certain patent expenses incurred during the Option period.

In May 2025, we entered into an amendment to the Option Agreement with the Optionee (the “Amendment”) to extend the Option Period for an additional three months beginning May 22, 2025 by paying to us an additional extension fee of $55,000 (the “Second Extension Period”), which was received in June 2025. The negotiation period under the Amendment was also reduced from 90 days to 60 days.

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

On January 27, 2025, Tisento announced that the first patient has been dosed in its global Phase 2b PRIZM study. The study is investigating the impact of once-daily oral zagociguat treatment on fatigue, cognitive impairment, and other key aspects of the rare mitochondrial disease MELAS (Mitochondrial Encephalomyopathy, Lactic Acidosis, and Stroke-like Episodes). On June 17, 2025, Tisento announced that the U.S. Food and Drug Administration (FDA) has granted Fast Track designation to zagociguat for the treatment of MELAS.

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

The following table summarizes our research and development expenses, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the three and six months ended June 30, 2025 and 2024. The product pipeline expenses relate primarily to external costs associated with nonclinical studies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Personnel and related internal costs	$12	$24	$24	$61
Others	44	81	68	88
Total research and development expenses	$56	$105	$92	$149

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues:
Revenue from option agreement	$93	$—	$93	100%	$174	$—	$174	100%
Total revenues	93	—	—	100%	174	—	174	100%
Cost and expenses:
Research and development	56	105	(49)	(47)%	92	149	(57)	(38)%
General and administrative	1,709	1,279	430	34%	3,211	2,853	358	13%
Total cost and expenses	1,765	1,384	381	28%	3,303	3,002	301	10%
Loss from operations	(1,672)	(1,384)	(288)	21%	(3,129)	(3,002)	(127)	4%
Other income, net
Interest income	31	62	(31)	(50)%	59	138	(79)	(57)%
Gain from insurance recovery	1,317	—	1,317	100%	1,317	—	1,317	100%
Total other income, net	1,348	62	1,286	2074%	1,376	138	1,238	897%
Net loss	$(324)	$(1,322)	$998	(75)%	$(1,753)	$(2,864)	$1,111	(39)%

Revenue

Revenue from option agreement. On July 22, 2024, we entered into the Option Agreement with the Optionee, which the Optionee has the Option to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. In May 2025, we entered into the Amendment to extend the Option Period for an additional three months beginning May 22, 2025. We recognized revenue of $0.1 million and $0.2 million related to the Option extension fee, amendment fee and expense reimbursement during the three and six months ended June 30, 2025.

Expenses

Research and development expense. No significant changes in research and development expense for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease in research and development expense of approximately $0.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by a decrease in professional consulting.

General and administrative expense. The increase in general and administrative expenses of approximately $0.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily driven by an increase of approximately $0.3 million in professional consulting and approximated $0.2 million in corporate legal fees, offset by a decreases of approximately $0.1 million in employee-related expenses primarily due to the separation benefits payment during the three months ended June 30 2024.

The increase in general and administrative expenses of approximately $0.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by an increase of approximately $0.4 million in professional consulting and approximately $0.5 million in corporate legal fees, offset by a decrease of approximately $0.1 million in patent fees, approximately $0.1 million in insurance expense, approximately $0.1 million in board member fees and approximately $0.2 million in employee-related expenses.

Interest income. Interest income decreased by $31,000 and $79,000 for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively, primarily attributable to the decrease of our money market fund balance.

Gain from insurance recovery. During the three and six months ended June 30, 2025, we recorded approximately $1.3 million of insurance recoveries related to loss of advanced intermediated GMP finished materials covered by several policies with third-party insurers.

Liquidity and Capital Resources

On March 21, 2025, we closed on a private placement of 499,998 shares of our common stock, pursuant to a Stock Purchase Agreement, for total gross proceeds of approximately $1.375 million. We also incurred transaction costs of $0.1 million during the six months ended June 30, 2025.

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

On May 7, 2025, we entered into an "at the market" equity offering program (the “ATM Program”) pursuant to a Sales Agreement (the “2025 Sales Agreement”) by and between us and Guggenheim Securities LLC (“Guggenheim Securities”). Pursuant to the terms of the 2025 Sales Agreement, we can sell, from time to time, shares of our common stock, having an aggregate offering price of up to $20,000,000 from time to time through or to Guggenheim Securities, acting as our agent, subject to the application of General Instruction I.B.6 of Form S-3 (“Instruction I.B.6”) pertaining to primary offerings by certain registrants, including shares of common stock offered directly by the Company (the “ATM Shares”).

We intend to use the net proceeds from the ATM Program to fund the development of product candidates and for other general corporate purposes, including funding potential new clinical programs and product candidates. financing our existing businesses and operations, and expanding our businesses and operations through new product development programs and additional hires. We have not determined the amount of net proceeds to be used for any specific purpose, and we will retain broad discretion over the allocation of net proceeds.

Subject to the terms and conditions of the Sales Agreement, Guggenheim Securities will use its commercially reasonable efforts to sell the ATM Shares from time to time, based upon our instructions. We have provided Guggenheim Securities with customary indemnification rights, and Guggenheim Securities will be entitled to a commission of 3.0% of the gross proceeds of the ATM Shares sold under the Sales Agreement.

Sales of the ATM Shares will be made pursuant to a previously filed and effective registration statement on Form S-3 (File No. 333-284690). ATM Shares may be offered only by means of a prospectus, including a prospectus supplement, forming a part of the effective registration statement. Sales of the ATM Shares, if any, will be made at market prices by any method that is deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Capital Market or any other trading market for our common stock. We have no obligation to sell any of the ATM Shares and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement.

Pursuant to Instruction I.B.6, in no event will we sell ATM Shares with a value exceeding more than one-third of our “public float” (the aggregate market value of our outstanding common stock held by non-affiliates) in any twelve-month period so long as our public float remains below $75.0 million. We did not offer any securities pursuant to Instruction I.B.6 during the prior twelve calendar month period ending June 30, 2025. From July 1, 2025 through August 4, 2025, we sold 129,246 ATM Shares for net proceeds of $0.4 million.

The foregoing description of the terms of the Sales Agreement does not purport to be a complete statement of the rights and obligations of the parties under the Sales Agreement and the transactions contemplated thereby and is qualified in its entirety by reference to the Sales Agreement, which is filed as Exhibit 1.1 to the Current Report on Form 8-K as filed with the SEC on May 7, 2025 and is incorporated herein by reference.

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

On June 30, 2025, we had approximately $3.0 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

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

We have incurred recurring losses since our inception, including a net loss of $1.8 million for the six months ended June 30, 2025. In addition, as of June 30, 2025, we had an accumulated deficit of $269.2 million. We expect that our cash and cash equivalents as of June 30, 2025, will be sufficient to fund operations into the first quarter of 2026, however we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Net cash used in operating activities	$(1,471)	$(2,977)	$1,506	(51)%
Net cash provided by investing activities	$—	$—	$—	—
Net cash provided by financing activities	$1,245	$—	$1,245	—

Cash Flows from Operating Activities

Net cash used in operating activities was $1.5 million for the six months ended June 30, 2025 was primarily a result of our $1.8 million net loss from operations. The net loss was offset by non-cash stock-based compensation expense of $0.2 million.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the three and six months ended June 30, 2025 of $1.2 million was due to net cash received from the 2025 Equity Private Placement related to issuance of 499,998 shares common stock at a purchase price of $2.75 per share. There was no financing activity in the three and six months ended June 30, 2024.

Funding Requirements

We expect our expenses to fluctuate as we continue to maintain out-license opportunities and seek to broaden our portfolio through in-licensing of assets. We expect that our cash and cash equivalents as of June 30, 2025, will be sufficient to fund operations into the first quarter of 2026, however we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Failure to obtain necessary capital when needed may delay development of any current or potential future product candidates, or other operations.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2025, we had no uncertain tax positions.

Separation Benefits

As part of the separation benefit of the former Chief Financial Officer, we paid $0.1 million in May 2024 and August 2024, as the former Chief Financial Officer had not secured full-time employment prior to the six-month anniversary and nine-month anniversary of November 15, 2023. We have no further separation benefits obligation to this former employee as of June 30, 2025.

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

Item 5. Other Information

On August 4, 2025, the Company entered into a Consulting Agreement with Rhonda Chicko, effective as of such date, under which Ms. Chicko receives compensation as the Corporation’s Chief Financial Officer, at the rate of $525.00 per hour and is entitled to receive a stock option grant to purchase up to 25,000 shares of the Corporation’s Common Stock, subject to certain vesting requirements, all as described in further detail in the Consulting Agreement attached to this Form 10-Q as Exhibit 10.1. The description of the Consulting Agreement in this Item 5 of this Report on Form 10-Q is not complete and is qualified in its entirety by reference to the complete text of the Consulting Agreement, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference”.

During the 2025 second quarter, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Consulting Agreement with Rhonda Chicko dated August 4, 2025
31.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
104	Cover Page Interactive Data File.

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

Date: August 5, 2025