Form 10-K/A
period 2024-12-31
Cyclerion Therapeutics, Inc.
filed 2025-11-12
CIK 1755237

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

EXPLANATORY NOTE

Cyclerion Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was originally filed with the Securities and Exchange Commission (the “Commission”) on March 4, 2025 (the “Original 10-K”), for the purpose of amending Item 8 of the Original 10-K to amend the Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on the Company’s financial statements as of and for the years ended December 31, 2024 and 2023 (the “Original Audit Report”). The only change to the Original Audit Report is to add an additional paragraph regarding “Critical Audit Matter” which paragraph was inadvertently omitted by Ernst & Young LLP from the Original Audit Report. The information contained in this additional paragraph relates to information presented in Notes 2 and 5 to the Notes to Financial Statements contained in the Original 10-K. The Original Audit Report, as amended (the “Amended Audit Report”) appears on page F-2 of this Amendment along with the Financial Statements and Notes to the Financial Statements, which remain otherwise unchanged from those contained in the Original 10-K filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. As required by the rules of the Commission, this Amendment sets forth an amended “Item 15. Exhibits, Financial Statement Schedules” in its entirety, which includes the currently dated certifications of the Company’s principal executive officer and principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2 as well as Exhibit 23.1, the Independent Registered Public Accounting Firm’s Consent. This Amendment does not otherwise update any exhibits contained in the Original 10-K.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to be as of the dates described in the Original 10-K, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment.

TABLE OF CONTENTS

PART II

Item 8.	Financial Statements and Supplementary Data.	2

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	3

PART II

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is set forth in our financial statements included in Part IV, Item 15 of this Amendment No. 1 to our Annual Report on Form 10-K.

2

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

4.1

Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed on March 4, 2025 (File No. 001-38787))

10.1

Intellectual Property License Agreement, dated April 1, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on April 2, 2019 (File No. 001-38787))

10.2+

Form of Indemnification Agreement between Cyclerion Therapeutics, Inc. and individual directors and officers (incorporated by reference to Exhibit 10.7 to Form 10 filed on January 28, 2019 (File No. 001-38787))

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

3

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

10.13+	Amendment to Original Offer Letter to Regina Graul (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 7, 2024 (File No. 001-38787))

19	Insider Trading Prevention Policy (incorporated by reference to Exhibit 19 to Annual Report on Form 10-K filed on March 4, 2025 (File No. 001-38787))

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K filed on March 4, 2025 (File No. 001-38787))

23.1#	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1#	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certificate of Chief Financial Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

† The certifications attached as Exhibits 32.1 and 32.2 that accompany this Report, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Cyclerion Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report irrespective of any general incorporation language contained in such filing.

# Filed herewith.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on November 12, 2025.

CYCLERION THERAPEUTICS, INC.
By:	/s/ Regina Graul
Regina Graul
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Regina Graul and Rhonda Chicko, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K/A of Cyclerion Therapeutics, Inc.,

and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 12, 2025.

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

5

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of indicators of impairment of investment in Tisento Therapeutics Holdings Inc.
Description of the Matter

As discussed in Notes 2 and 5 to the consolidated financial statements, as of December 31, 2024, the Company had recognized an Other investment of $5.4 million which was accounted for as a financial instrument without a readily determinable fair value. Such investment was recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment was measured at cost less any impairment recorded or adjustments for observable price changes. As of December 31, 2024, no impairment loss was recognized.

Auditing the Company's assessment of indicators of impairment of the Other investment was complex and required significant judgment in applying our audit procedures and in the evaluation of the results of the procedures performed to determine if any impairment indicators were present. In addition, there was a significant degree of subjectivity in evaluating the relevance and reliability of the audit evidence obtained.

How We Addressed the Matter in Our Audit

We performed audit procedures to test management’s evaluation of events or changes in circumstances that might be indicators of impairment of the Company’s Other investment. Such procedures included, among others: (i) evaluating the appropriateness of management’s assessment of indicators of impairment; (ii) independently obtaining and assessing evidence, including from external sources, to corroborate management’s judgments and evaluating contrary evidence; (iii) reading the minutes of the Company’s Board of Directors meetings; and (iv) performing inquiries of management of Tisento Therapeutics Holdings Inc. and the Company regarding their knowledge of impairment indicators.

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