Form 10-Q
period 2025-09-30
Cyclerion Therapeutics, Inc.
filed 2025-11-12
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 10, 2025, the registrant had 3,925,314 shares of common stock, no par value, outstanding.

CYCLERION PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2025

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the following:

•
We are currently considering a new potential product candidate for potential application in patients suffering from treatment resistant depression and we may not be successful in acquiring all license and other rights necessary to develop this technology, establish and successfully complete clinical studies, obtain necessary regulatory governmental approvals and successfully commercialize this product candidate;
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

•
we are seeking to out-license our olinciguat technology and we may be unsuccessful in identifying and entering into a licensing agreement in which event we may not be able to commercialize or receive future royalty and milestone payments for olinciguat;
•
in connection with our recent license agreement with the Massachusetts Institute of Technology (the “MIT License Agreement”), we must maintain minimum royalty payments and meet certain milestones and fulfill other obligations in order to retain rights under the MIT License;
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
•
our business may be negatively impacted if we are unable to obtain and maintain intellectual property protection for our own technology and licensed technology necessary for current and potential future product candidates;
•
third parties may allege we infringe their intellectual property rights, which could result in adverse outcomes;
•
we may fail to maintain effective internal controls over financial reporting;
•
we may be impacted by trends and challenges in the markets affecting our potential future product candidates;
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

See the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 4, 2025, as amended by our filing of Form 10-K/A with the Securities and Exchange Commission on November 12, 2025, for a further description of these and other factors. We caution you that the risks, uncertainties, and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$4,568	$3,232
Accounts receivable	100	556
Prepaid expenses	386	421
Other current assets	11	16
Total current assets	5,065	4,225
Other investment	5,350	5,350
Total assets	$10,415	$9,575
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$480	$390
Accrued research and development costs	46	52
Accrued expenses and other current liabilities	351	283
Total current liabilities	877	725
Commitments and contingencies (Note 7)	—	—
Stockholders' equity
Preferred stock, no par value, 100,000,000 shares authorized and 351,037 shares of Series A convertible preferred stock issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, no par value, 400,000,000 shares authorized at September 30, 2025 and December 31, 2024; 3,814,260 and 2,710,096 shares issued at September 30, 2025 and December 31, 2024, respectively; 3,695,158 and 2,545,922 shares outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Paid-in capital	279,759	276,342
Accumulated deficit	(270,221)	(267,492)
Total stockholders' equity	9,538	8,850
Total liabilities and stockholders' equity	$10,415	$9,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Revenue from purchase agreement	$800	$—	$800	$—
Revenue from option agreement	75	194	249	194
Total revenues	875	194	1,049	194
Cost and expenses:
Research and development	348	81	440	230
General and administrative	1,533	1,241	4,744	4,094
Total cost and expenses	1,881	1,322	5,184	4,324
Loss from operations	(1,006)	(1,128)	(4,135)	(4,130)
Other income, net
Interest income	30	42	89	180
Gain from settlement of account payable	—	363	—	363
Gain from insurance recovery	—	—	1,317	—
Total other income, net	30	405	1,406	543
Net loss	$(976)	$(723)	$(2,729)	$(3,587)
Net loss per share:
Basic and diluted net loss per share	$(0.30)	$(0.29)	$(0.92)	$(1.43)
Weighted average shares used in calculating:
Basic and diluted shares	3,225	2,526	2,971	2,510

Other comprehensive loss:
Net loss	$(976)	$(723)	$(2,729)	$(3,587)
Other comprehensive loss:
Foreign currency translation adjustment loss	—	—	—	(6)
Comprehensive loss	$(976)	$(723)	$(2,729)	$(3,593)

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

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Preferred Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2024	2,545,922	$—	351,037	$—	$276,342	$(267,492)	$—	$8,850
Net loss	—	—	—	—	—	(1,429)	—	(1,429)
Issuance of common stock - private placement, net of issuance cost	499,998	—	—	—	1,245	—	—	1,245
Vesting of restricted stock awards	15,024	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	114	—	—	114
Balance at March 31, 2025	3,060,944	$—	351,037	$—	$277,701	$(268,921)	$—	$8,780
Net loss	—	—	—	—	—	(324)	—	(324)
Vesting of restricted stock awards	15,024	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	114	—	—	114
Balance at June 30, 2025	3,075,968	$—	351,037	$—	$277,815	$(269,245)	$—	$8,570
Issuance of common stock - ATM	604,166	—	—	—	1,826	—	—	1,826
Net loss	—	—	—	—	—	(976)	—	(976)
Vesting of restricted stock awards	15,024	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	118	—	—	118
Balance at September 30, 2025	3,695,158	$—	351,037	$—	$279,759	$(270,221)	$—	$9,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,729)	$(3,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from settlement of account payable	—	(363)
Share-based compensation expense	346	503
Changes in operating assets and liabilities:
Accounts receivable	456	—
Prepaid expenses	35	(44)
Other current assets	5	(179)
Accounts payable	90	(531)
Accrued research and development costs	(6)	(18)
Accrued expenses and other current liabilities	68	(474)
Net cash used in operating activities	(1,735)	(4,693)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ATM	1,826	—
Proceeds from private placement	1,375	—
Issuance costs paid for private placement	(130)	—
Net cash provided by financing activities	3,071	—
Effect of exchange rate changes on cash and cash equivalents	—	(6)
Net increase (decrease) in cash and cash equivalents	1,336	(4,699)
Cash and cash equivalents, beginning of period	3,232	7,571
Cash and cash equivalents, end of period	$4,568	$2,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) became an independent public company on April 1, 2019 after Ironwood Pharmaceuticals, Inc. completed a tax-free spin-off of their sGC business. Cyclerion is focused on building a new pipeline with therapeutics to treat certain neuropsychiatric diseases. Cyclerion has prioritized an individualized therapy for treatment resistant depression (“TRD”) as its foundational product candidate and has entered into a license agreement with Massachusetts Institute of Technology (“MIT”) for the intellectual property associated with this product in September 2025 (see Note 10). With the large unmet medical need in TRD, the clinical development stage of this asset, and the potentially strong commercial opportunity, the Company believes that this product is well suited to be its foundation moving forward. The Company is currently developing an integrated clinical, regulatory and commercial strategy in TRD. Cyclerion has one employee as of September 30, 2025 and also relies on a team of specialist consultants for its operations.

At inception, Cyclerion was a biopharmaceutical company focused on the treatment of serious diseases with novel soluble guanylate cyclase (“sGC”) stimulators in both the central nervous system (“CNS”) and the periphery. The Company’s strategy changed and Cyclerion's sGC assets have either been sold, out-licensed or has plans to be out-licensed to a third party. The Company’s prior strategy to conduct research and development on sGC stimulators has been discontinued and Cyclerion does not intend to internally pursue research and development or commercialization with any sGC asset. The Company is leveraging its legacy sGC stimulator assets to potentially generate revenues which, in the near-term will be used to implement its strategic building plan in TRD.

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

On December 13, 2024, Cyclerion announced that Cyclerion and Akebia re-negotiated a mutually beneficial amendment to their exclusive license agreement for praliciguat, a systemic sGC stimulator. Under this new license amendment, Cyclerion received $1.75 million in amendment payments, of which $1.25 million was paid in December 2024 and an additional payment of $0.5 million was paid in September 2025. In addition, Akebia is responsible for all intellectual property expenses associated with praliciguat. The Company is eligible to receive additional milestone cash payments of up to approximately $558.5 million in total potential future development, regulatory, and commercialization milestone payments for praliciguat. In exchange for a reduction in certain development milestone payments, Cyclerion is eligible to receive certain higher-tiered sales-based royalties ranging from mid-single-digits to twenty percent. In 2021, Akebia paid a $3.0 million upfront payment to the Company upon signing of the license agreement.

Olinciguat is a Phase 2, orally administered, once-daily, vascular sGC stimulator. On July 22, 2024, the Company entered into an Option to License Agreement (the “Option Agreement”) with a third party (the “Optionee”), pursuant to which the Optionee had an option (the “Option”) to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. Under the terms of the Option Agreement, the Optionee paid the Company an Option fee of $150,000 in August 2024 and subsequent fees totaling $80,000 to extend the term of the Option Agreement. The Optionee originally could exercise the Option on or before March 20, 2025, which was ultimately extended through August 22, 2025. Thereafter, the parties had an additional 60 days to negotiate the terms of a definitive license agreement. The parties were unable to agree upon the terms of a license agreement and the Company provided notice on October 23, 2025 that it was terminating the Option Agreement. The Company is currently exploring potential license opportunities for olinciguat.

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

During the three and nine months ended September 30, 2025, the Company sold 604,166 shares of its common stock for net proceeds of $1.8 million under the Sales Agreement, after deducting commissions paid to Guggenheim Securities of less than $0.1 million.

Basis of Presentation

The condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 4, 2025, as subsequently amended by the filing of a Form 10-K/A with the SEC on November 12, 2025.

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

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

This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future partnerships, license payments, equity or debt issuances, certain cost reduction measures and the achievement of potential milestone payments from Akebia cannot be considered probable at this time because these plans are either not entirely within the Company’s control or have not been approved by the Board of Directors as of the date of these condensed consolidated financial statements.

The Company expects that its cash and cash equivalents as of September 30, 2025, will be sufficient to fund operations into the second quarter of 2026, however the Company will need to obtain additional funding to sustain operations as it expects to continue to generate operating losses for the foreseeable future. The Company's expectation to generate negative operating cash flows in the future and the need for additional funding to support its planned operations, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as subsequently amended by the filing of a Form 10-K./A with the SEC on November 12, 2025.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2025 that had a material effect on its condensed consolidated financial statements.

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA introduced multiple U.S. federal income tax changes such as deductibility of domestic research and development expenses, deductibility on certain property additions and limitations on interest expense deduction. The Company is currently assessing the legislation and the impact of these provisions on its consolidated financial statements. The Company does not expect the legislation to have a material impact on the Company’s consolidated financial statements while the Company maintains a full valuation allowance on all domestic net deferred tax assets.

3. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements as of September 30, 2025:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,184	$—	$—	$4,184
Cash equivalents	$4,184	$—	$—	$4,184

	Fair Value Measurements as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,025	$—	$—	$3,025
Cash equivalents	$3,025	$—	$—	$3,025

During the three and nine months ended September 30, 2025 and 2024, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

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

Accordingly, the Company has accounted for the investment as a financial instrument without a readily determinable fair value. Such investment is recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or adjustments for observable price changes. An impairment loss is recognized in the consolidated statements of operations and comprehensive loss equal to the amount by which the carrying value exceeds the fair value of the investment. As of September 30, 2025, no impairment loss was recognized. The Company considers the cost of the investment to be the maximum exposure to loss as a result of its involvement with the non-affiliated entity.

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Software	$126	$126
Property and equipment, gross	126	126
Less: accumulated depreciation and amortization	(126)	(126)
Property and equipment, net	$—	$—

During the three and nine months ended September 30, 2025 and 2024, the Company did not record depreciation and amortization expenses.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Professional fees	$149	$220
Employee compensation	100	33
Other	102	30
Accrued expenses and other current liabilities	$351	$283

7. Commitments and Contingencies

Other Funding Commitments

In the normal course of business, the Company enters into contracts with clinical research organizations and other third parties for clinical, preclinical and commercial research studies and other services and products for operating purposes. These contracts are generally cancellable, with notice, at the Company’s option and do not have any significant cancellation penalties.

Indemnification Obligations

On September 6, 2018, Cyclerion was incorporated in Massachusetts and its officers and directors are indemnified for certain events or occurrences while they are serving in such capacity.

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of September 30, 2025 and December 31, 2024.

Separation Benefits

As part of the separation benefit of the former Chief Financial Officer, the Company paid $0.1 million each in May 2024 and August 2024, as the former Chief Financial Officer had not secured full-time employment prior to the six-month anniversary and nine-month anniversary of November 15, 2023, her last day of employment with the Company. The Company has no further separation benefits obligation to this former employee as of September 30, 2025.

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

The Company recorded approximately $1.3 million of insurance recoveries related to loss of advanced intermediated GMP finished materials in other income during the nine months ended September 30, 2025. There were no insurance recoveries during the three months ended September 30, 2025 and three and nine months ended September 30, 2024.

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

The following table provides share-based compensation reflected in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$4	$24	$28	$74
General and administrative	114	114	318	429
	$118	$138	$346	$503

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

A summary of stock option activity for the nine months ended September 30, 2025, is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2024	335,448	$158.98	4.7	$—
Granted	25,000	$2.36
Exercised	—	$—
Cancelled or forfeited	(45,054)	$161.85
Outstanding as of September 30, 2025	315,394	$146.15	4.9	$—
Exercisable at September 30, 2025	242,848	$185.04	3.9	$—

There were no options exercised during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options is $0.2 million and the weighted average period over which that expense is expected to be recognized is 3.15 years.

The Company has granted certain former employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the three and nine months ended September 30, 2025 and 2024, there were no shares that vested as a result of performance milestone achievements. No share-based compensation expense related to these performance-based options was recognized during the three and nine months ended September 30, 2025 and 2024, respectively.

Restricted Stock Awards

No RSA was granted during the three and nine months ended September 30, 2025 and three months ended September 30, 2024. The Company granted 65,000 RSAs during the nine months ended September 30, 2024. The fair value of all RSAs is based on the market value of the Company’s common stock on the date of grant. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period.

A summary of RSA activity for the nine months ended September 30, 2025 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2024	164,174	$2.56
Granted	—	—
Vested	(45,072)	2.52
Forfeited	—	—
Unvested as of September 30, 2025	119,102	$2.57

As of September 30, 2025, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested RSAs is $0.3 million and the weighted average period over which that expense is expected to be recognized is 1.94 years.

9. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss (in thousands)	$(976)	$(723)	$(2,729)	$(3,587)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	3,225	2,526	2,971	2,510
Net loss per share — basic and diluted	$(0.30)	$(0.29)	$(0.92)	$(1.43)

The Company excludes shares of common stock issuable upon conversion of the Company’s outstanding preferred stock, exercise of stock options and vesting of RSAs from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the three and nine months ended September 30, 2025 and 2024:

	Three and Nine Months Ended September 30,
	2025	2024
Preferred Stock	351,037	351,037
Stock Options	315,394	343,480
RSAs	119,102	179,198
	785,533	873,715

10. Option/License Agreement

Patent License Agreement

On September 19, 2025, the Company and MIT entered into a Patent License Agreement (the “MIT License Agreement”) pursuant to which MIT granted to the Company an exclusive worldwide license to develop and commercialize products using certain technology for the treatment of neuropsychiatric disorders, such as depression, in humans. Under the MIT License Agreement, the Company paid a nominal upfront license fee and patent reimbursement fee. Thereafter, the Company is also required to pay MIT a nominal annual license maintenance fee. This annual license maintenance fee is nonrefundable; however, the license maintenance fee may be credited to royalties earned during the same calendar year, if any. License maintenance fees paid in excess of royalties due in such calendar year shall not be creditable to amounts due for future years. Under the terms of the MIT License Agreement, MIT will be eligible to receive up to $4.4 million upon the achievement of certain development, regulatory and sales milestone payments. MIT will also receive tiered royalties in a range of percentages in the low single digits based on future net sales of licensed products as set forth in the MIT License Agreement. Further, the Company is required to pay MIT varying percentages of income received as consideration for any sublicenses granted pursuant to the MIT License Agreement depending on the circumstances of the sublicense and the development milestones of sublicensed products. The term of the MIT License Agreement will expire in its entirety upon the expiration of certain patent rights for the licensed patents, unless earlier terminated by the parties in accordance with the terms of the MIT License Agreement.

The Company recorded research and development expense of $0.1 million for the three and nine months ended September 30, 2025, which consisted of upfront fees, patent reimbursement fees and transaction costs related to the license.

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

Under the terms of the Amendment, Akebia paid $1.75 million in amendment payments, of which $1.25 million was paid in December 2024 and an additional payment of $0.5 million was paid in September 2025. In addition, Akebia has agreed to assume control of the preparation, filing, prosecution and maintenance of certain Cyclerion patents, and the expenses associated therewith, at an earlier date than as originally agreed between the parties. The parties have agreed to the reduction of certain development milestones and the increase of certain royalty rates on net sales and sublicense income. Pursuant to the terms of the Akebia License Agreement, as amended, Cyclerion is eligible to receive up to $558.5 million in total potential future development, regulatory, and commercialization milestone payments, and Akebia will pay Cyclerion tiered royalties ranging from mid-single digit to twenty percent of net sales. Cyclerion’s obligations to deliver certain drug products have also ceased.

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

Akebia Material Purchase Agreement

On September 3, 2025, the Company and Akebia entered into a Material Purchase Agreement (the “Purchase Agreement”) relating to the purchase of additional development materials (the "Additional Development Materials") by Akebia for Akebia's use pursuant to the Akebia License Agreement. Akebia paid $0.8 million to the

Company for the purchase during the three and nine months ended September 30, 2025 and the Additional Development Materials were delivered to Akebia as of September 30, 2025.

The Company determined the Purchase Agreement has stand-alone value under the scope of ASC 606 and should not be combined with the Akebia License Agreement or the Amendment. The delivery of the Additional Development Materials by the Company represents a single performance obligation and consideration was recognized upon delivery. The Company recognized revenue of $0.8 million during the three and nine months ended September 30, 2025.

Option Agreement

On July 22, 2024, the Company entered into an Option to License Agreement (the “Option Agreement”) with a third party (the “Optionee”), pursuant to which the Optionee had an option (the “Option”) to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. Under the terms of the Option Agreement, the Optionee paid the Company an Option fee of $150,000 in August 2024 and subsequent fees totaling $80,000 to extend the term of the Option Agreement. The Optionee originally could exercise the Option on or before March 20, 2025, which option period was ultimately extended through August 22, 2025. Thereafter, the parties had an additional 60 days to negotiate the terms of a definitive license agreement. The parties were unable to agree upon the terms of a license agreement and the Company provided notice on October 23, 2025 that it was terminating the Option Agreement.

11. Subsequent Events

From October 1, 2025 through November 12, 2025 the Company issued 111,054 shares of common stock under the Sales Agreement for net proceeds of approximately $0.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the corresponding notes included in this Quarterly Report on Form 10-Q, as well as the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as amended by the filing of a Form 10-K/A with the SEC on November 12, 2025, which was filed solely to correct a paragraph in the report of the independent registered public accounting firm which inadvertently omitted a discussion of the Critical Audit Matter relating to the assessment of indicators of impairment of the Company’s investment in Tisento Therapeutics Holdings Inc. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those referenced or set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Our strategy for Cyclerion is to build a new pipeline with therapeutics to treat certain neuropsychiatric diseases. Over the past year, Cyclerion’s diligence team which is composed of committed external experts and internal personnel in their respective fields, have been conducting asset evaluations in many therapeutic areas. Throughout this process, the team identified and assessed dozens of products and other opportunities directed at addressing patients’ needs and increasing shareholder value. The team prioritized an individualized therapy for treatment resistant depression (“TRD”) as our foundational product candidate and we have entered into a license agreement with Massachusetts Institute of Technology (“MIT”) for the intellectual property associated with this product in September 2025. With the large unmet medical need in TRD, the clinical development stage of this asset, and the strong commercial opportunity, we believe that this potential product is well suited to be the foundation moving forward for Cyclerion. The program team is currently developing an Integrated clinical, regulatory and commercial strategy in TRD.

In addition to significantly reducing operating expenses and the potential to obtain revenues from our legacy soluble guanylate cyclase (sGC) stimulator clinical assets, we intend to raise funds to support the execution of the product plans in TRD. As such, we have developed a financing strategy plan and in February 2025 filed a registration statement on Form S-3 (the “Shelf Registration”) with the Securities and Exchange Commission (the “SEC”) which would allow us to sell registered shares of our common stock if we choose to do so. The Shelf Registration was declared effective by the SEC in February 2025.

We continue to build our infrastructure, and Regina Graul, Ph.D. was promoted to Chief Executive Officer (CEO) and Director to our Board in August of 2024 after she was hired as President in late 2023. Dr. Graul has significant experience in research and development, product search and evaluation and has extensive knowledge growing and leading integrated high-functioning teams. We also hired Rhonda Chicko, an independent contractor, as our Chief Financial Officer in 2024, who has extensive experience working with early and later-stage drug development companies. To limit our operating expenses, we have used consultants rather than hiring additional full-time employees; Dr. Graul is the only current employee to date and we currently rely on a team of specialist consultants to assist us in other areas of our operations. Our goal is to hire additional C-suite executives later this year.

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

On December 13, 2024, we announced that Cyclerion and Akebia re-negotiated a mutually beneficial amendment to Akebia's exclusive license agreement for praliciguat. Under this new license amendment, we received $1.75 million in amendment payments, of which $1.25 million was paid in December 2024 and an additional payment of $0.5 million was paid in September 2025. In addition, Akebia is responsible for all intellectual property expenses associated with praliciguat at an earlier date than as originally agreed between the parties. We are eligible to receive additional milestone cash payments of up to approximately $558.5 million in total related to potential future development, regulatory, and commercialization milestone payments for praliciguat. In exchange for a reduction in certain development milestone payments, we are eligible to receive certain higher-tiered sales-based royalties ranging from mid-single-digits to twenty percent.

In September 2025, we entered in a Material Purchase Agreement (the “Purchase Agreement”) with Akebia relating to purchase additional development materials (the "Additional Development Materials") by Akebia for Akebia's use pursuant to the Akebia License Agreement. Akebia paid $0.8 million to us for the purchase during the three and nine months ended September 30, 2025 and the Additional Development Materials were delivered to Akebia as of September 30, 2025 and we recognized revenue of $0.8 million during the three and nine months ended September 30, 2025.

Olinciguat is a Phase 2, orally administered, once-daily, vascular sGC stimulator. On July 22, 2024, we entered into an Option to License Agreement (the “Option Agreement”) with a third party (the “Optionee”), pursuant to which the Optionee had an option (the “Option”) to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. Under the terms of the Option Agreement, the Optionee paid us an Option fee of $150,000 in August 2024 and subsequent fees totaling $80,000 to extend the term of the Option Agreement. The Optionee originally could exercise the Option on or before March 20, 2025, which option period was ultimately extended through August 22, 2025. Thereafter, the parties had an additional 60 days to negotiate the terms of a definitive license agreement. The parties were unable to agree upon the terms of a license agreement and we provided notice on October 23, 2025 that it was terminating the Option Agreement. We are currently exploring potential license opportunities for olinciguat.

On September 19, 2025, Cyclerion and the Massachusetts Institute of Technology (“MIT”) entered into a Patent License Agreement (the “MIT License Agreement”) pursuant to which MIT granted to us an exclusive worldwide license to develop and commercialize products using certain technology for the treatment of neuropsychiatric disorders, such as depression, in humans. Under the MIT License Agreement, we paid a nominal upfront license fee and patent reimbursement fee. Thereafter, we are also required to pay MIT a nominal annual license maintenance fee. This annual license maintenance fee is nonrefundable; however, the license maintenance fee may be credited to royalties earned during the same calendar year, if any. License maintenance fees paid in excess of royalties due in such calendar year shall not be creditable to amounts due for future years. Under the terms of the MIT License Agreement, MIT will be eligible to receive up to $4.4 million upon the achievement of certain development, regulatory and sales milestone payments. MIT will also receive tiered royalties in a range of percentages in the low single digits based on future net sales of licensed products as set forth in the MIT License Agreement. Further, we are required to pay MIT varying percentages of income received as consideration for any sublicenses granted pursuant to the MIT License Agreement depending on the circumstances of the sublicense and the development milestones of sublicensed products. The term of the MIT License Agreement will expire in its entirety upon the expiration of certain patent rights for the licensed patents, unless earlier terminated by the parties in accordance with the terms of the MIT License Agreement. We recorded research and development expense of $0.1 million for the three and nine months ended September 30, 2025, which consisted of upfront fees, patent reimbursement fees and transaction costs related to the license.

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

PRIZM – a Phase 2b Randomized, Placebo-Controlled Trial Investigating Zagociguat in MELAS – is evaluating the efficacy and safety of oral zagociguat 15 mg or 30 mg compared to placebo when administered once-daily for 12 weeks in participants with genetically and phenotypically defined MELAS. The PRIZM study has a crossover design, with two 12-week treatment periods separated by a 4-week washout period. All participants will receive zagociguat during one of the 12-week periods and placebo during the other. Participants who complete the study may be eligible for an open-label extension study. PRIZM is a global study with plans to enroll approximately 44 participants at mitochondrial disease centers of excellence in the U.S., Italy, Germany, United Kingdom, Australia, and Canada. Tisento announced its first patient was dosed in the study in January 2025 and in August 2025, Tisento announced that the first patient was enrolled in Tisento's open-label extension study in MELAS. Further information regarding the study is available at ClinicalTrials.gov (NCT06402123).

We continue to evaluate other activities aimed at enhancing shareholder value, which may potentially include collaborations, licenses, mergers, acquisitions, and/or other targeted investments.

The following table summarizes our research and development expenses, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the three and nine months ended September 30, 2025 and 2024. The product pipeline expenses relate primarily to external costs associated with nonclinical studies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Personnel and related internal costs	$4	$25	$28	$86
Others	344	56	412	144
Total research and development expenses	$348	$81	$440	$230

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

The successful development of any current or potential future product candidates is highly uncertain and subject to a number of risks. Please refer to Item 1A, Risk Factors, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as amended by the filing of a Form 10-K/A with the SEC on November 12, 2025.

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

We believe that our application of accounting policies requires significant judgments and estimates on the part of management and is the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements elsewhere in Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as amended by the filing of a Form 10-K/A with the SEC on November 12, 2025.

All research and development expenses are expensed as incurred. We defer and capitalize nonrefundable advance payments we make for research and development activities until the related goods are received or the related services are performed. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as amended by the filing of a Form 10-K/A with the SEC on November 12, 2025, in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Critical Accounting Policies and Estimates.

Results of Operations

The revenue and expenses reflected in the consolidated financial statements may not be indicative of revenue and expenses that will be incurred by us in the future. The following discussion summarizes the key factors we believe are necessary for an understanding of our consolidated financial statements.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues:
Revenue from purchase agreement	$800	$—	$800	100%	$800	$—	$800	100%
Revenue from option agreement	75	194	(119)	(61)%	249	194	55	28%
Total revenues	875	194	681	351%	1,049	194	855	441%
Cost and expenses:
Research and development	348	81	267	330%	440	230	210	91%
General and administrative	1,533	1,241	292	24%	4,744	4,094	650	16%
Total cost and expenses	1,881	1,322	559	42%	5,184	4,324	860	20%
Loss from operations	(1,006)	(1,128)	122	(11)%	(4,135)	(4,130)	(5)	0%
Other income, net
Interest income	30	42	(12)	(29)%	89	180	(91)	(51)%
Gain from settlement of account payable	—	363	(363)	(100)%	—	363	(363)	(100)%
Gain from insurance recovery	—	—	—	100%	1,317	—	1,317	100%
Total other income, net	30	405	(375)	(93)%	1,406	543	863	159%
Net loss	$(976)	$(723)	$(253)	35%	$(2,729)	$(3,587)	$858	(24)%

Revenue

Revenue from purchase agreement. In September 2025, we entered into the Purchase Agreement with Akebia. Akebia paid $0.8 million to us for the purchase of Additional Development Materials during the three and nine months ended September 30, 2025. The Additional Development Materials were delivered to Akebia as of September 30, 2025 and we recognized revenue of $0.8 million during the three and nine months ended September 30, 2025.

Revenue from option agreement. On July 22, 2024, we entered into the Option Agreement with the Optionee, under which the Optionee had the Option to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. We recognized revenue of $0.2 million related to the Option fee payment and expense reimbursement during the three and nine months ended September 30, 2024 and we recognized revenue $0.1 million and $0.2 million related to the Option extension fee, amendment fee and expense reimbursement during the three and nine months ended September 30, 2025.

Expenses

Research and development expense. The increase in research and development expenses of $0.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily driven by an increase of $0.1 million in license fee, $0.1 million in professional consulting and $0.1 million in outside service fee.

The increase in research and development expense of $0.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by an increase of $0.1 million in license fees, $0.1 million in professional consulting and $0.1 million in outside service fees, offset by a decrease of $0.1 million in stock compensation expenses.

General and administrative expense. The increase in general and administrative expenses of $0.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily driven by an increase of $0.1 million in professional consulting, $0.2 million in outside service fee and $0.1 million in corporate legal fees, offset by a decrease of $0.1 million in patent fees.

The increase in general and administrative expenses of $0.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by an increase of $0.6 million in professional consulting, $0.2 million in outside service fee and $0.5 million in corporate legal fees, offset by a decrease of $0.2 million in patent fees, $0.2 million in insurance expense, $0.1 million in board member fees and $0.2 million in employee-related expenses.

Interest income. Interest income decreased by $12,000 and $91,000 for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively, primarily attributable to the decrease of our money market fund balance and reduction in interest rates.

Gain from settlement of account payable. During the three and nine months ended September 30, 2024, we reached a settlement agreement with a vendor for a disputed account payable and recorded a gain of $0.4 million on settlement of account payable. No such transaction occurred during the three and nine months ended September 30, 2025.

Gain from insurance recovery. During the nine months ended September 30, 2025, we recorded approximately $1.3 million of insurance recoveries related to loss of advanced intermediated GMP finished materials covered by several policies with third-party insurers. No such gain was recognized in the three months ended September 30, 2025 and three and nine months ended September 30, 2024.

Liquidity and Capital Resources

On March 21, 2025, we closed on a private placement of 499,998 shares of our common stock, pursuant to a Stock Purchase Agreement, for total gross proceeds of approximately $1.375 million. We also incurred transaction costs of $0.1 million during the nine months ended September 30, 2025.

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

We intend to use the net proceeds from the ATM Program to fund the development of product candidates and for other general corporate purposes, including funding potential new clinical programs and product candidates. financing our existing businesses and operations and expanding our businesses and operations through new product development programs and additional hires. We have not determined the amount of net proceeds to be used for any specific purpose, and we will retain broad discretion over the allocation of net proceeds.

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

Pursuant to Instruction I.B.6, in no event will we sell ATM Shares with a value exceeding more than one-third of our “public float” (the aggregate market value of our outstanding common stock held by non-affiliates) in any twelve-month period so long as our public float remains below $75.0 million. From July 1, 2025 through September 30, 2025, we sold 604,166 ATM Shares for net proceeds of $1.8 million. From October 1, 2025 through November 3, 2025, we sold 111,054 ATM Shares for net proceeds of $0.3 million.

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

On September 30, 2025, we had approximately $4.6 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

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

We have incurred recurring losses since our inception, including a net loss of $2.7 million for the nine months ended September 30, 2025. In addition, as of September 30, 2025, we had an accumulated deficit of $270.2 million. We expect that our cash and cash equivalents as of September 30, 2025, will be sufficient to fund operations into the second quarter of 2026, however we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Net cash used in operating activities	$(1,735)	$(4,693)	$2,958	(63)%
Net cash provided by financing activities	$3,071	$—	$3,071	—

Cash Flows from Operating Activities

Net cash used in operating activities was $1.7 million for the nine months ended September 30, 2025 was primarily a result of our $2.7 million net loss from operations. The net loss was offset by non-cash stock-based compensation expense of $0.3 million, a decrease of accounts receivable of $0.5 million, an increase of accounts payable of $0.1 million and an increase of accrued expenses and other current liabilities of $0.1 million.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 of $3.1 million was due to $1.2 million net cash received from the 2025 Equity Private Placement related to the issuance of 499,998 shares of our common stock at a purchase price of $2.75 per share and $1.8 million net cash received from ATM related to the issuance of 604,166 shares of our common stock under the ATM. There was no financing activity in the nine months ended September 30, 2024.

Funding Requirements

We expect our expenses to fluctuate as we continue to maintain out-license opportunities and seek to broaden our portfolio through in-licensing of assets. We expect that our cash and cash equivalents as of September 30, 2025, will be sufficient to fund operations into the second quarter of 2026, however we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Failure to obtain necessary capital when needed may delay development of any current or potential future product candidates, or other operations.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2025, we had no uncertain tax positions.

Separation Benefits

As part of the separation benefit of the former Chief Financial Officer, we paid $0.1 million in May 2024 and August 2024, as the former Chief Financial Officer had not secured full-time employment prior to the six-month anniversary and nine-month anniversary of November 15, 2023. We have no further separation benefits obligation to this former employee as of September 30, 2025.

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

Item 1A. Risk Factors

Not applicable as we are a “smaller reporting company”. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as amended by the filing of a Form 10-K/A with the SEC on November 12, 2025.

Item 5. Other Information

During the third quarter of 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

10.1	License Agreement
31.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
104	Cover Page Interactive Data File.

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

Date: November 12, 2025