Form 10-K
period 2025-12-31
Cyclerion Therapeutics, Inc.
filed 2026-03-31
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.7 million, computed using the closing price on that day of $2.91.

As of March 26, 2026, there were 4,330,314 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•
we are currently preparing a new potential product candidate for potential application in patients suffering from treatment resistant depression and we may not be successful in acquiring all license and other rights necessary to develop this technology, establish and successfully complete clinical studies, obtain necessary regulatory governmental approvals and successfully commercialize this product candidate;
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
•
there is uncertainty as to whether any future development, regulatory, and commercialization milestones or royalty payments provided for in the license agreement with Akebia Therapeutics, Inc. will be achieved;

•
we are seeking to out-license our olinciguat technology and we may be unsuccessful in identifying and entering into a licensing agreement in which event we would not be able to receive future royalty and milestone payments for olinciguat;
•
in connection with our recent license agreement with the Massachusetts Institute of Technology (the “MIT License Agreement”), we must maintain minimum royalty payments and meet certain milestones and fulfill other obligations in order to retain rights under the license rights granted under the MIT License Agreement (the “MIT License”);
•
in connection with our recent Collaboration and Option to License Agreement with Medsteer SAS (the “Collaboration Agreement”), if we elect to exercise the right to license certain rights held by Medsteer, we must maintain minimum royalty payments and meet certain milestones and fulfill other obligations in order to retain rights under the license rights if exercised under the Collaboration Agreement;
•
our product candidates and those we have sold to Tisento or out-licensed to Akebia have not been approved for sale by regulatory agencies and may not prove to meet safety and efficacy requirements and if Tisento, Akebia or any potential future licensees are unable to comply with U.S. and non-U.S. regulatory requirements, including any post-approval development and regulatory requirements, or our potential future product candidates are unable to comply with such requirements, our operating results may suffer;
•
we, Tisento and our current licensee and potentially any future licensees may be unable to obtain reimbursement from the U.S. government and third-party payors for potential future product candidates if and when commercialized;
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
•
third parties may allege we infringe their intellectual property rights, or could seek to invalidate any intellectual property rights we own or have licensed to third parties, which could result in adverse outcomes;
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
•
other factors that are described in Part 1, Item 1A “Risk Factors” of this our Annual Report on Form 10-K; and
•
we may fail to maintain effective internal controls over financial reporting.

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

PART I

Item 1. Business

Overview and Strategy

We focus on building a pipeline of innovative therapeutics to address serious neuropsychiatric disorders with significant unmet medical need. Our current strategic focus is centered on the development of a novel therapeutic approach for neuropsychiatric conditions, with the lead indication being treatment-resistant depression (“TRD”), which we believe represents a substantial clinical and commercial opportunity.

Primary Focus on New Potential Treatment for Treatment Resistant Depression (“TRD”)

Over the past year, we have refined our strategic direction toward programs that combine established pharmacologic agents with enabling technologies designed to improve precision, reproducibility, and patient outcomes. As part of this strategy, Cyclerion has evaluated multiple opportunities and prioritized CYC-126, an individualized therapy for TRD as our foundational development program.

•
In September 2025, we entered into a license agreement with the Massachusetts Institute of Technology (“MIT”) for intellectual property supporting this program (the “MIT License Agreement”). Under the terms of the MIT License Agreement, MIT will be eligible to receive up to $4.4 million upon the achievement of certain development, regulatory and sales milestone payments. MIT will also receive tiered royalties in a range of percentages in the low single digits based on future net sales of licensed products as set forth in the MIT License Agreement. Further, we are required to pay MIT varying percentages of income received as consideration for any sublicenses granted.
•
In January 2026, we entered into a collaboration and option-to-license agreement with Medsteer SAS (“Medsteer”) to access certain technology, data assets, and technical know-how related to drug delivery and physiological monitoring. Under the terms of the Collaboration Agreement, the Company will pay to Medsteer a nominal upfront payment, a payment upon exercise of the Option, and Medsteer will be eligible to receive up to $3.7 million upon the achievement of certain development, regulatory and sales milestone payments. Medsteer will also receive an annual royalty payment and royalties in a percentage in the low single digits based on future net sales of licensed products, subject to certain adjustments as set forth in the Collaboration Agreement.
•
We are advancing development planning, regulatory strategy, and commercial positioning for this program and intend to initiate a Phase 2 proof-of-concept study in Australia in the second half of 2026.
•
In February 2026, we received notice from the FDA confirming prior informal communications that CYC-126 will be regulated under the FDA’s Center for Drug Evaluation and Research (“CDER”), with the FDA’s Center for Devices and Radiologic Health (“CDRH”) providing input and reviews as applicable. We believe that the FDA feedback provided clear guidance that the Company believes will help enable an FDA IND submission. The FDA guidance supported continued advancement of the planned Phase 2 study design, leveraging FDA-approved anesthetics and their well-established nonclinical and clinical safety data.
•
As a result, we expect to remain on track to initiate the Phase 2 study in the second half of 2026, with the first patient anticipated to be enrolled in Australia and U.S. enrollment expected to commence in the first half of 2027.
•
We have also recently announced the formation of a Clinical Advisory Board with the appointment of five internationally recognized key leaders in neuropsychiatry anesthesiology clinical care, and clinical development. This advisory board will provide strategic guidance and support key decision making regarding clinical development as Cyclerion seeks to advance CYC-126 for TRD and builds a pipeline across neuropsychiatric diseases.

CYC-126 is being developed as a potential anesthetic-based therapy for neuropsychiatric indications, including TRD. The system is designed to deliver anesthetic agents while monitoring brain activity to support individualized dosing through a patient feedback loop. The Company believes this approach may provide a differentiated treatment option for patients with TRD.

CYC-126 consists of two generic intravenous anesthetic agents, propofol and dexmedetomidine, administered through a personalized delivery system intended to operate as a clinical decision support tool for an anesthesiologist. The treatment is expected to be delivered in a hospital-based setting, such as a procedure room or post-anesthesia care unit (“PACU”), followed by a short recovery period in the PACU.

Major depressive disorder (“MDD”) is a prevalent psychiatric illness characterized by episodes of depressed mood, cognitive disturbances, and diminished interest or pleasure in activities lasting for at least two weeks. A subset of patients with MDD who do not achieve an adequate response after at least two antidepressant treatments are considered to have treatment-resistant depression. It is estimated that more than one-third of patients with medication-treated MDD meet criteria for TRD, representing approximately 2.8 to 3 million adults in the United States. Patients with TRD experience higher hospitalization rates, increased suicide risk, greater psychiatric comorbidity, and limited effective treatment options.

Cyclerion’s development strategy for CYC-126 is intended to leverage existing clinical knowledge and safety data associated with approved anesthetic agents while integrating technology-enabled monitoring and delivery capabilities. We believe this integrated approach may support differentiated clinical performance and scalability in hospital-based treatment settings; however, substantial development, regulatory review, and investment will be required before commercialization, if any.

Propofol and dexmedetomidine have an established clinical safety database as widely used anesthetic agents. Additionally, several early-phase clinical studies have suggested that propofol may have rapid-acting antidepressant effects in patients with TRD. Cyclerion is developing CYC-126 to incorporate a proprietary, technology-enabled delivery approach designed to achieve and maintain specific electroencephalogram (“EEG”) states. The Company believes that controlled sedation may modulate communication among brain regions that are dysregulated in patients with TRD.

Cyclerion expects to initiate a multinational proof-of-concept, double-blind randomized controlled trial of CYC-126. The study is expected to be conducted in two parts, with the first portion focused on safety and pharmacodynamic effects and the second portion focused on safety and efficacy. The Company currently estimates that the first portion of the study could commence in the second half of 2026 and that both portions of the study could be completed over the subsequent two years.

In parallel with the advancement of our neuropsychiatric strategy, Cyclerion continues to evaluate opportunities related to our legacy soluble guanylate cyclase (“sGC”) stimulator assets, including potential collaborations, monetization opportunities, or other strategic transactions intended to maximize shareholder value.

To support execution of our strategy, we intend to seek additional capital through equity or other financing transactions. In February 2025, our registration statement on Form S-3 (the “Shelf Registration”) was declared effective by the U.S. Securities and Exchange Commission, providing flexibility to access the capital markets, subject to market conditions and other factors. Under current SEC regulations, because the aggregate market value of our common stock held by non-affiliates is less than $75 million, the amount of securities we may sell under the Shelf Registration during any twelve-month period is limited to one-third of the aggregate market value of our voting and non-voting common equity held by non-affiliates. In addition to the Shelf Registration, we are also seeking to raise capital to begin Phase 2 trials and for general working capital purposes. There can be no assurance that our efforts to raise capital will be successful, in which event we would have to delay or abandon our plans to implement our strategy for the CY-126 program.

Cyclerion operates with a lean organizational structure and utilizes a combination of internal leadership and external consultants to advance our programs while managing operating expenses. Regina Graul, Ph.D., was appointed Chief Executive Officer and Director in August 2024 after previously serving as President. Rhonda Chicko serves as Chief Financial Officer. We may expand our leadership team and operational capabilities over time as our development programs advance.

Background

We were founded in 2018 to focus on the treatment of serious diseases with novel sGC stimulators in both the central nervous system (CNS) and the periphery. Since that time, our strategy for Cyclerion has changed and our sGC assets zagociquat and CY3018 were sold in 2023 to Tisento, we out-licensed praliciguat in 2021. We also entered into a non-binding license option agreement for olinciguat in 2024 which was terminated in 2025. Our prior strategy to conduct research and development on sGC stimulators has been discontinued and we do not intend to internally pursue research and development or commercialization with any sGC asset. We are leveraging our legacy sGC stimulator assets with the goal of generating revenues through potential license agreements, which, if realized, would be used to help fund our strategic building plan and provide value to our stockholders.

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

Sold to Tisento as part of the Asset Purchase Agreement in July 2023. On January 8, 2026, Tisento announced completion of enrollment in PRIZM, a global phase 2b study of Zagociguat for the treatment of MELAS. Zagociguat received Fast Track designation in June 2025 from the U.S. Food and Drug Administration for the treatment of MELAS.

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

Out-licensed to Akebia in 2021 and renegotiated terms effective December 2024. In December 2025, Akebia announced that the first patient has been dosed in a Phase 2 clinical trial of praliciguat. In February 2026, we received a $1,000,000 milestone payment from Akebia tied to the commencement of the first human clinical trials.
Olinciguat (peripheral)	Cardiovascular diseases	Olinciguat is a vascular sGC stimulator	Cyclerion entered into an exclusive non-binding license option agreement in July 2024 but terminated it in 2025. Cyclerion is currently exploring potential license opportunities.

Research and Development Programs

The following table presents the status of sGC stimulator assets that are either licensed or plan to be licensed or optioned to other entities:

Akebia License Agreement

On June 3, 2021, we entered into a License Agreement with Akebia (the “Akebia License Agreement”) relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing the pharmaceutical compound known as praliciguat and other related products and forms thereof enumerated in the Akebia License Agreement. Pursuant to the Akebia License Agreement, Akebia will be responsible for all future research, development, regulatory, and commercialization activities for the out-licensed praliciguat products. In 2021, Akebia paid a $3.0 million upfront payment to us upon signing of the Akebia License Agreement.

On December 13, 2024, we announced that Cyclerion and Akebia re-negotiated a mutually beneficial amendment to Akebia's exclusive license agreement for praliciguat, a systemic sGC stimulator. Under this new license amendment, we will receive $1.75 million in amendment payments, of which $1.25 million was paid in December 2024 and an additional payment of $0.5 million is due in September 2025. In addition, Akebia is responsible for all intellectual property expenses associated with praliciguat at an earlier date than as originally agreed between the parties. On December 1, 2025, Akebia publicly announced that it has recently initiated Phase 2 clinical trials for the treatment of focal segmental glomerulosclerosis (“FSGS”) using Praliciguat. Pursuant to the terms of amendment, upon initiation (defined as first patient dosed) of a Phase 2 clinical trial in the U.S. for a product, a $1.0 million development milestone payment would be due to us and this payment was received in February 2026. We are eligible to receive additional milestone cash payments of up to approximately $557.5 million in total related to potential future development, regulatory, and commercialization milestone payments for praliciguat. In exchange for a reduction in certain development milestone payments, we are eligible to receive certain higher-tiered sales-based royalties ranging from mid-single-digits to twenty percent.

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

In January 2026, Akebia announced that the first patient was dosed in a Phase 2 clinical trial evaluating praliciguat for focal segmental glomerulosclerosis (FSGS), a rare kidney disease. The randomized, double-blind, placebo-controlled study is designed to evaluate the efficacy and safety of praliciguat, an oral soluble guanylate cyclase (sGC) stimulator, in approximately 60 adult patients.

Cyclerion is not responsible for the conduct of this study, and there can be no assurance regarding the timing, outcome, or potential commercialization of praliciguat.

Tisento Asset Purchase Agreement

On May 11, 2023, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with an investor group that included Peter Hecht (our former CEO), JW Celtics Investment Corp and JW Cycle Inc. which subsequently changed their names to Tisento Therapeutics Holdings Inc. (“Tisento Parent”) and Tisento Therapeutics Inc. (“Tisento”). Upon the closing in July 2023, following receipt of approval by the Cyclerion stockholders of the transactions contemplated by the Asset Purchase Agreement, we sold to Tisento certain assets (the “Transferred Assets”) and Tisento assumed certain liabilities relating thereto. In consideration for such sale and assumption, at the closing we received proceeds of $8.0 million as cash consideration, $2.4 million as reimbursement for certain operating expenses related to such assets for the period between signing and closing of the Asset Purchase Agreement, and shares of common stock of Tisento Parent comprising 10% of the then issued and outstanding equity securities of Tisento Parent immediately following such closing, subject to certain protections against future potential dilution.

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

On January 27, 2025, Tisento Therapeutics announced that the first patient had been dosed in its global Phase 2b PRIZM study. The study is investigating the impact of once-daily oral zagociguat treatment on fatigue, cognitive impairment, and other key aspects of the rare mitochondrial disease MELAS (Mitochondrial Encephalomyopathy, Lactic Acidosis, and Stroke-like Episodes). In June 2025, Tisento announced that it had received from the U.S, FDA “Fast Track Designation” for MELAS, lactic acidosis and certain Stroke-like Episodes.

PRIZM – a Phase 2b Randomized, Placebo-Controlled Trial Investigating Zagociguat in MELAS – is evaluating the efficacy and safety of oral zagociguat 15 mg or 30 mg compared to placebo when administered once-daily for 12 weeks in participants with genetically and phenotypically defined MELAS. The PRIZM study has a crossover design, with two 12-week treatment periods separated by a 4-week washout period. All participants will receive zagociguat during one of the 12-week periods and placebo during the other. Participants who complete the study may be eligible for an open-label extension study. PRIZM is a global study that will enroll approximately 44 participants at mitochondrial disease centers of excellence in the U.S., Italy, Germany, United Kingdom, Australia, and Canada. See ClinicalTrials.gov (NCT06402123) for more information.

In January 2026, Tisento announced completion of enrollment in the global Phase 2b PRIZM clinical trial evaluating oral zagociguat for the treatment of mitochondrial encephalomyopathy, lactic acidosis, and stroke-like episodes (MELAS). The study enrolled approximately 43 participants, and Tisento has indicated that top-line results are expected in the fourth quarter of 2026.

Cyclerion does not control the conduct of this study and cannot provide assurance regarding its outcome or timing.

Olinciguat

Olinciguat is a Phase 2, orally administered, once-daily, vascular sGC stimulator. On July 22, 2024, we entered into an Option to License Agreement (the “Option Agreement”) with a third party (the “Optionee”), pursuant to which the Optionee had an option (the “Option”) to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. Under the terms of the Option Agreement, the Optionee paid us an Option fee of $150,000 in August 2024 and subsequent fees totaling $80,000 to extend the term of the Option Agreement. The Optionee originally could exercise the Option on or before March 20, 2025, which option period was ultimately extended through August 22, 2025. Thereafter, the parties had an additional 60 days to negotiate the terms of a definitive license agreement. The parties were unable to agree upon the terms of a license agreement and we were provided notice on October 23, 2025 that the Optionee was terminating the Option Agreement. We are currently exploring potential license opportunities for olinciguat.

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

We have 22 issued U.S. patents, 12 pending U.S. patents applications and numerous foreign patents and pending patent applications related to our sGC programs. Patent families are filed either as utility U.S. patents or under an international patent law treaty (PCT) that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the 158 contracting states, followed by the process of entering national phase, which requires a separate application in each of the member states in which national patent protection is sought.

For our TRD strategy, we have licensed a patent application from MIT. We also hold an option to license certain technology owned by Medsteer, a leading technology provider of closed loop anesthesia delivery systems, under the Collaboration Agreement. The patent application licensed from MIT has not yet been granted. We intend to apply for certain U.S. and foreign patents related to our TRD product strategy.

The technology underlying our sGC patents and pending patent applications has been developed by us and was not acquired from any in-licensing agreement.

The intellectual property portfolios for our most advanced product candidates in the sGC space (praliciguat and olinciguat) are summarized below.

Praliciguat Patent Portfolio

Our praliciguat patent portfolio includes 14 U.S. issued patents, 9 pending U.S. patent applications, and numerous patents and pending patent applications in foreign jurisdiction.

One of the U.S. patents, US 9,481,689, which will expire in 2034, is directed to praliciguat and pharmaceutical compositions thereof. The term of this U.S. patent may be eligible for patent term extension as described below. Three other U.S. patents, US 8,748,442, US 9,139,564, and 10,189,809, expire in 2031, and provide generic coverage of praliciguat and intermediates used in the preparation of praliciguat, as well as compounds related to praliciguat, respectively. A fifth U.S. patent, US 10,183,021 will expire in 2034 and is directed to the treatment of resistant hypertension with praliciguat or combinations of praliciguat and known anti-hypertensives. A sixth U.S. patent, US 10,639,308 will expire in 2034 and is directed to the treatment of diabetic nephropathy with praliciguat or combinations of praliciguat with other agents. The seventh U.S. patent, US 10,927,136 covers phosphorus prodrugs of praliciguat and will expire in 2037. The eighth U.S. Patent, US 11,389,449, is directed to the treatment of metabolic syndrome with praliciguat and will expire in 2038. The ninth U.S. Patent, US 11,357,777, is directed to the treatment of a severe form of liver disease named nonalcoholic steatohepatitis (NASH) with praliciguat and other compounds and will expire in 2039. The tenth to fourteenth U.S. Patents, US 11,319,308 (expiring in 2039), US 11,773,089 (expiring in 2037), US 11,274,096 (expiring in 2039), US 11,708,361 (expiring in 2039) and US 12,275,724 (expiring in 2039) are directed to the syntheses of praliciguat or of intermediates useful in the manufacture of praliciguat.

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

Another of the U.S. pending applications is directed to methods of treating diabetic nephropathy with praliciguat, and if issued, will expire in 2040 or later. Another of the U.S. pending applications is directed to the use of certain sGC stimulators, including praliciguat for the treatment of HFpEF in post-menopausal women and, if issued, will expire in 2042.

Furthermore, we have eight granted European patents expiring between 2031 and 2039. Each of these patents is validated in multiple countries or registered in multiple countries as a European Unitary Patent. We hold nine granted Japanese patents expiring between 2031 and 2040. We also have numerous patent applications pending in foreign jurisdictions.

Olinciguat Patent Portfolio

Our olinciguat patent portfolio includes 16 U.S. issued patents, five pending U.S. patent applications and numerous patents and pending applications in foreign jurisdictions.

One of the U.S. patents, US 9,586,937, which will expire in 2034, is directed to olinciguat and pharmaceutical compositions thereof. The term of this U.S. patent may be eligible for patent term extension as described below. Three other U.S. patents, US 8,748,442, US 9,139,564, and US 10,189,809, expire in 2031, and provide generic coverage of olinciguat, intermediates used in the preparation of olinciguat, and compounds related to olinciguat, respectively. The fifth U.S. patent, US 10,517,874, which will expire in 2034 is directed to the treatment of SCD using olinciguat alone or in combinations with other therapeutic agents. The sixth and seventh U.S. issued patents, US 10,889,577, and US 11,572,358, will expire in 2037 and are directed to polymorphs of olinciguat. The eighth issued patent, US 11,207,323, will expire in 2034 and provides coverage for stereoisomers of olinciguat. Seven more U.S. issued patents, US 11,319,308 (expiring in 2039), US 11,773,089 (expiring in 2037), US 11,274,096 (expiring in 2039), US 11,834,444 (expiring in 2038), US 12,030,874 (expiring in 2039), US 12,247,025 (expiring in 2037 ), and US 12,275, 724 (expiring in 2039) are directed to the chiral syntheses of olinciguat or the syntheses of intermediates useful in the manufacture of olinciguat. The last U.S. issued patent, US 11,357,777, is directed to the treatment of NASH with olinciguat and other compounds and will expire in 2039.

One pending U.S. patent application, if issued, will expire in 2037 and provides additional coverage for polymorphs of olinciguat. Two pending U.S. patent applications, if issued, will expire in 2031 and 2034, respectively, and provides generic coverage for olinciguat. One pending U.S. patent application is directed to processes and synthetic intermediates for preparing olinciguat and, will expire in 2037. A fifth pending U.S. patent application is directed to the treatment of heart failure with preserved ejection fraction (HFpEF) in post-menopausal women with olinciguat and other sGC stimulators. If issued, the corresponding patent will expire in 2042.

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

TRD is a disease with high unmet need and is associated with multiple serious public health implications. The FDA and the EMA have adopted the most used definition of TRD (i.e., inadequate response to a minimum of two antidepressants despite adequacy of the treatment trial and adherence to treatment). A number of published sources estimate that at least 30% of persons with depression meet this definition. There are many treatment paradigms that have been employed for the management of TRD. In general, these treatment paradigms /therapies can be bucketed into categories of: pharmacotherapies, somatic therapies and psychotherapeutic approaches. It is well known that the majority of these treatments have serious limitations despite their benefit. Many companies have developed or are seeking to develop new treatments for TRD. Leading companies in TRD market include Janssen (Johnson & Johnson) with Spravato, alongside major pharmaceutical firms Eli Lilly, AbbVie, Pfizer, and Novartis. Specialized biotechs like Compass Pathways and Axsome Therapeutics are actively developing novel therapies, including psychedelic compounds and rapid-acting agents.

•
Pharmacotherapies: antidepressants and antipsychotics indicated for use in major depressive disorder are frequently prescribed, combined or augmented with a second agent to treat TRD. Additionally, mood stabilizers (e.g. lithium) are utilized as treatments, alone or in combination for TRD. Only two pharmacotherapies are approved for TRD in the U.S.: Spravato (esketamine), marketed by Janssen (a subsidiary of Johnson & Johnson) and Symbyax (olanzapine/fluoxetine hydrochloride capsules), developed by Eli Lilly and Company.
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

Employee Profile

As of December 31, 2025, we had one employee and several consultants, including our Chief Financial Officer. We may in the future seek to expand our employee base, hire additional consultants and also outsource certain functions to other firms.

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
•
There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding in the near-term, which may not be available on acceptable terms, if at all, to continue as a going concern and advance our current and any potential future product candidates. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or our operations altogether. Raising additional capital may dilute our existing shareholders, restrict our operations or cause us to relinquish valuable rights.
•
We have in-licensed a product candidate for treatment resistant depression and our approach to the discovery and development of this and any future product candidates we may develop may never lead to marketable products.

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
•
We may be unable to obtain regulatory approval of clinical trials and product approval and unable to generate product revenue for any product candidate.
•
Any of our current or future product candidates may cause side effects that may result in label restrictions.

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
•
There is uncertainty as to any liquidity or monetizable value of our equity interest in Tisento, a privately-held company, which faces all the risks of an early-stage pharmaceutical development company.
•
Akebia may not be successful in developing and commercializing any therapies through its praliciguat out-license with the Company.
•
We may not be successful in entering into necessary licenses or collaboration agreements and maintaining such licenses, and we may enter into collaboration or license arrangements in the future that ultimately are not successful.
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
•
We may be unable to adequately protect our proprietary and licensed technologies or obtain and maintain issued patents that are sufficient to protect our product candidates.
•
We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts.
•
Third parties may infringe our intellectual property rights.
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
•
The impact of healthcare reform and other governmental and private payor initiatives, as well as the potential for reductions in federal government funding for development and clinical trials as well as funding for certain treatments may harm our business.
•
Our prospects for success depend on our ability to attract, retain and motivate qualified personnel.

•
We will need to expand our organization and we may experience difficulties in managing growth of our employee base.
•
We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.

Other Risks

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

Risks Related to the holders of Our Common Stock

•
We have a relatively limited public float for our shares and our common stock market price may fluctuate widely.
•
The market price of our common stock may fluctuate widely and you could lose all or part of your investment in our common stock as a result.
•
Any future failure to comply with Nasdaq’s current and proposed continued listing requirements could result in the delisting of our common stock.
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

We are a biopharmaceutical company that was incorporated in 2018. Our business was conducted within Ironwood Pharmaceuticals, Inc. prior to that time, and we had no history as an independent company prior to the completion of the separation which occurred in 2019. We are seeking to develop new products for treatment resistant depression. We have also developed a pipeline of sGC stimulators, but we have no products approved for commercial sale, and we have never generated revenue from product sales nor have Tisento or Akebia ever generated product sales from products incorporating our compounds. Our operating activities to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, pursuing partnership opportunities and obtaining licenses we deem necessary for our treatment resistant depression candidate, and conducting early-stage clinical trials for our product candidates.

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

Our business has incurred operating losses due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations. Our net losses for the years ended December 31, 2025 and 2024 were $3.5 million and $3.1 million, respectively. We expect to incur significant losses for at least the next several years, and for these losses to significantly increase, as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates.

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

Our expenses would increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to perform clinical and other studies in addition to those that we currently anticipate. Even if one or more of the product candidates that we develop is approved for commercial sale, we may never generate revenue in amounts sufficient to achieve and maintain profitability.

There is substantial doubt about our ability to continue as a going concern. We will need to raise additional funding in the near term, which may not be available on acceptable terms, if at all to continue as a going concern and advance our product candidates. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or operations altogether. Raising additional capital would dilute our existing shareholders, restrict our operations or cause us to relinquish valuable rights.

There is substantial doubt regarding our ability to continue as a going concern. As of December 31, 2025, we had unrestricted cash and cash equivalents of approximately $3.2 million. Our management believes that such cash and cash equivalents will not be sufficient to fund our operating expenses and capital requirements through mid-2026, whether or not we curtail efforts with respect to certain of our current and future product candidates. We will require significant additional funding to advance any of our product candidates beyond the short term and to sustain our operations. In the event that we are unable to raise the capital necessary, we may need to curtail our operations or cease operations altogether. Because there is substantial doubt about our ability to continue as a going concern for a reasonable period of time, an investment in our common stock is highly speculative and holders of our common stock could suffer a total loss of their investment.

We may also seek to raise such capital through public or private financing of our securities, royalty financing or debt financing. Raising funds in the current economic environment is, and may in the future, continue to be challenging, and such financing may not be available in sufficient amounts or on acceptable terms, if at all. The terms of any financing may harm existing shareholders. The issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute the ownership of existing shareholders.

If we sell shares or other equity securities in one or more other transactions, or issue stock, stock options or other securities pursuant to our current equity plans, investors may be materially diluted by such subsequent issuances. We will need significant additional capital in the near term to continue our current plans. No assurance can be given that we will be able to obtain such funds upon favorable terms and conditions, if at all. Failure to do so could have a material adverse effect on our business. To the extent we raise additional capital by issuing equity securities, our stockholders would likely experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity or convertible securities in one or more transactions that may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, antidilution, and conversion and redemption rights, subject to applicable law, and at prices and in a manner we determine from time to time. Such issuances and the exercise of any convertible securities will dilute the percentage ownership of our stockholders and may affect the value of our capital stock and could adversely affect the rights of the holders of such stock, thereby reducing the value of such stock. Moreover, any exercise of convertible securities may adversely affect the terms upon which we will be able to obtain additional equity capital, since the holders of such convertible securities can be expected to exercise them at a time when we would, in all likelihood, not be able to obtain any needed capital on terms more favorable to us than those provided in such convertible securities.

Incurring debt, if available, would result in increased fixed payment obligations, and we may agree to restrictive covenants, such as limitations on our ability to incur additional debt or limitations on our ability to acquire, sell or license intellectual property rights that could impede our ability to conduct our business. In the event we are unable to raise financing, we may need to reduce or cease operations.

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

Research and development of biopharmaceutical products is inherently risky. We may encounter substantial delays in our activities, including our planned clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities in the development of products to treat patients with serious diseases.

Our business depends heavily on the successful development, clinical testing, regulatory approvals and commercialization of our lead product candidate for treatment resistant depression, praliciguat (out-licensed to Akebia), any potential future out-licensing of olinciguat, and any future potential product candidates we may acquire or license as well as both the Transferred Assets product candidates we have sold to Tisento. Any of our current or potential product candidates will require regulatory approval.

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical and clinical studies that our product candidates are both safe and effective for use in each target indication. Each product candidate must demonstrate an adequate benefit-risk profile for its intended use in its intended patient population. In some instances, significant variability in safety or efficacy appear in different clinical studies of the same product candidate due to numerous factors, including changes in study protocols, differences in the number and characteristics of the enrolled study participants, variations in the dosing regimen and other clinical study parameters or the dropout rate among study participants. Product candidates in later stages of clinical studies often fail to demonstrate adequate safety and efficacy despite promising nonclinical testing and early clinical studies. Companies in the biopharmaceutical industry often suffer significant setbacks in both early and later-stage clinical studies as most product candidates that begin clinical studies are never approved for commercialization by regulatory authorities. Favorable results in earlier stage trials may not be replicated in later stage trials. If we fail to produce positive results in our clinical trials, the development timeline, regulatory approval and commercialization prospects of our assets and, correspondingly, our business and financial prospects, would be materially adversely affected.

In the event of difficulties in enrolling participants in any clinical studies conducted on our product candidates, those clinical trials could be delayed or prevented from proceeding.

Identifying and qualifying participants to participate in any clinical studies of our product candidates would be critical to the success of those clinical trials. The timing of any clinical studies will depend in part on the speed at which participants can be recruited to participate in testing these product candidates. Estimates of the prevalence of target indications may vary considerably. Determining the incidence of these conditions, including in specific geographies or demographic groups, would be challenging. The lower the actual prevalence of these conditions, the more challenges would be encountered enrolling participants in those clinical studies, which could delay development of those product candidates. Clinical trial enrollment may also encounter difficulties for a variety of other reasons. The number of participants eligible for a clinical trial may be substantially limited by stringent eligibility criteria in a study protocol, such as the inclusion of biomarker-driven identification or other highly specific criteria related to stage of disease progression or to specific patient reported outcome measures. The number of participants required to power the statistical analysis of the study’s endpoints may be very large leading to an extended enrollment period. Issues such as the proximity of participants to a study site, the complexity of the study design, the ability to recruit investigators with appropriate skill and experience, competing clinical studies for similar therapies or targeting similar participants, perceptions of the benefit-risk profile of the product candidate relative to other available therapies or product candidates, and ability to obtain and maintain institutional review board (“IRB”), or ethics committee (“EC”) approvals and participant consents all could have a substantial impact on the timing of clinical trial enrollment. If sufficient participants cannot be enrolled in clinical studies in a timely way, obtaining study results would be delayed, which may harm our business, prospects, financial condition and results of operations.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we, Tisento, Akebia and any other future licensees, as applicable, are ultimately unable to obtain regulatory approval for the product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

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
•
delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or contract research organizations (“CRO”), and clinical study sites, the terms of which can be subject to considerable negotiation and may vary significantly among different CROs and study sites;
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

We are seeking capital, capabilities, and transactions to advance the development of our product candidate for treatment resistant depression and other product candidates we may acquire rights to in the future. There can be no assurance that this process will result in any effective negotiations toward, reaching terms of, executing agreements relating to, or completing any transaction or that any such transaction will be successful. Failure to complete any of the foregoing efforts would materially adversely affect our business, prospects, financial condition and results of operations.

Akebia may not be successful in developing any therapies through the praliciguat out-license and we may not realize any future revenue from the out-license.

On June 3, 2021, we entered into the Akebia License Agreement relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing the pharmaceutical compound praliciguat and other related products and forms thereof enumerated in such agreement. Under the agreement, Akebia is responsible for all research, development, regulatory, and commercialization activities for certain products. On December 13, 2024, we and Akebia entered into Amendment #1 to License Agreement (the “2024 Amendment”) to the original Akebia License Agreement. Under the terms of the 2024 Amendment, Akebia paid the Company (i) $1.25 million in December 2024 and an additional $0.5 million in September 2025. In addition, Akebia has agreed to assume control of the preparation, filing, prosecution and maintenance of certain Cyclerion patents, and the expenses associated therewith, at an earlier date than as originally agreed between the parties. The parties have agreed to the reduction of certain development milestones and the increase of certain royalty rates on net sales and sublicense income. Pursuant to the terms of the Akebia License Agreement, as amended, Akebia will pay Cyclerion tiered royalties ranging from mid-single digit to twenty percent of net sales. Cyclerion’s obligations to deliver certain drug products have also ceased. The agreement may be terminated by either party in the event of a material breach by the other party or by us in the event of certain patent disputes. There can be no assurances that the agreement will result in any therapies or that it will not be terminated prior to the realization by us of any remaining eligible revenues or that Akebia will be able to successfully bring any of the licensed product candidates to market due to financial limitations or other business factors in the future or if Akebia is unable to raise additional capital on favorable terms, if at all. Akebia may at any time terminate the Akebia License Agreement upon 180 days written notice. subject to Akebia’s obligation to grant Cyclerion a non-exclusive, royalty-free license, with the right to grant multiple tiers of sublicenses, to certain licensed compounds or products as defined in the Akebia License Agreement as well as certain rights to regulatory submissions, product trademarks, contracts with third party suppliers and certain other rights.

Tisento may not be successful in developing any therapies and we may not realize any future value from the Tisento common stock we received under the Asset Purchase Agreement with Tisento.

Our investment in Tisento is subject to all of the risks associated with an earlier stage biotechnology company. The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that Tisento’s technology, development experience and scientific knowledge provide it with competitive advantages, it may face potential competition from many different sources, including large pharmaceutical and biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for the research, development, manufacturing and commercialization of similar products. Any investigational products that Tisento may successfully develop and commercialize will compete with new immunotherapies that may become available in the future. As a result, our investment in Tisento is risky and our equity interest in Tisento could be significantly diluted in the future if Tisento seeks to raise additional capital or is unable to raise additional capital on favorable terms, if at all. If Tisento suffers adverse effects, it may not be able to continue as a going business concern, and we may lose our entire investment. Tisento is a privately-held company and there is no public market for its securities. As a result, it may be difficult to sell any of our securities position in Tisento in the near term, if at all.

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

We expect in the future to rely on third parties to conduct any nonclinical or clinical studies for any existing or potential future product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, necessary regulatory approvals for or commercialization of any potential future product candidates may not be obtainable and our business could be substantially harmed.

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

These factors may materially impede the willingness or ability of third parties to complete quality nonclinical and clinical studies and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we may be responsible for ensuring that each of any future nonclinical and clinical studies is conducted in accordance with any applicable protocol, legal, regulatory and scientific requirements and standards, and our reliance on CROs and other third parties does not necessarily relieve us of our regulatory responsibilities. We, and any future CROs and other third parties are required to comply with regulations and guidelines, such as good laboratory practices (“GLPs”), good clinical practices (“GCPs”), and current Good Manufacturing Practices. These regulations are enforced by the FDA and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces compliance to regulations through periodic inspections of clinical study sponsors, principal investigators, and third parties. If the FDA determines there was a failure to comply with the regulations the clinical data generated in any clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require the performance of additional clinical studies before approving any marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any potential future nonclinical studies, clinical studies or product manufacturing will comply with these regulations. Our failure or the failure of our CROs or other third parties to comply with these regulations may require the repeat of those clinical studies, which would delay the regulatory approval process and could also result in enforcement action up to and including civil and criminal penalties.

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

Risks Related to Our Intellectual Property Rights

If we or our licensors, licensees or Tisento are unable to adequately protect proprietary technologies, or obtain and maintain issued patents that are sufficient to protect their respective product candidates, others could compete against us, our licensees and Tisento more directly, which would have a material adverse impact on our business, prospects, financial condition and results of operations.

Our success will depend in part on our licensors, licensees and Tisento’s ability to obtain and maintain patent and other proprietary protection in the United States and other countries for commercially important technology, inventions and know-how related to our business, defend and enforce patents, should they issue, preserve the confidentiality of trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our product candidates and compositions, their methods of use and any other Inventions that are important to the development of our business.

We have 22 issued U.S. patents, 12 pending U.S. patents applications and numerous foreign patents and pending patent applications. Patent families are filed either as utility U.S. patents or under an international patent law treaty (PCT) that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the 158 contracting states, followed by the process of entering national phase, which requires a separate application in each of the member states in which national patent protection is sought. We also rely on patents issued to licensors providing patent licenses for our treatment resistant depression candidate.

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

Our success will depend in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. Other parties may allege that our product candidates or the use of our technologies or technologies licensed by us infringe or otherwise violate patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to compositions, materials, formulations, methods of manufacture or methods for treatment related to our product candidates. Because patent applications can take many years to issue, third parties may have currently pending patent applications which may later result in issued patents that our product candidates may infringe, or which such third parties claim are infringed by our technologies.

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

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property we own or license from third parties.

Our employee, consultants, non-academic outside scientific collaborators and other advisors enter into confidentiality and intellectual property assignment agreements with us or have entered into confidentiality and intellectual property assignment agreements with Ironwood or third parties licensing intellectual property to us. We seek to have inventions assigned to us by the parties rendering services whenever possible. Our in-bound licenses seek to insure that all of the intellectual property licensed to us is owned by the licensor. However, we may not be able to enter into these agreements with all parties (for example with academic collaborators) or these agreements may not be honored and may not effectively assign intellectual property rights to us.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions over the lifetime of owned patents and applications For in-bound licensed intellectual property rights, failure to maintain compliance with such requirements would adversely impact our rights as regards those patents and applications. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors or other third parties might be able to enter the market earlier than would otherwise have been the case and this circumstance could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has enacted and implemented wide-ranging patent reform legislation: the Leahy-Smith America Invents Act, or the America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. These provisions affect the way patent applications will be prosecuted and may also affect patent litigation. It is not yet clear what, if any, impact the America Invents Act will have on the operation of certain elements of our product candidates. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that may issue from our patent applications, all of which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We may be subject to claims that we or our employees, advisors or consultants or third parties from whom we license certain technologies have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third party. We may be subject to claims that an employee, advisor or consultant performed work for us that conflicts with that person's obligations to a third party, such as an employer, and thus, that the third party has an ownership interest in the intellectual property arising out of work performed for us. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product candidates, which would materially harm our commercial development efforts.

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

The impact of healthcare reform and other governmental and private payor initiatives, as well as the Inflation Reduction Act of 2022, may harm our business.

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

Our results of operations could be harmed by general conditions in the global economy and in the global financial markets as well as adverse economic conditions caused by political unrest or loss of government funding for product candidates. A severe or prolonged economic downturn and severe political disruption could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business, prospects, financial condition and results of operations.

If our information technology systems or data, or those of CRO and other third parties upon which we rely, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; interruptions to our commercial operations, clinical trials or other operations; harm to our reputation; loss of revenue or profits; loss of sales and other adverse consequences.

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

In January 2026, NASDAQ refiled with the SEC an application to allow NASDAQ to delist certain companies from the NASDAQ Capital Market and NASDAQ Global Market where companies with a market value of listed securities below $5 million for 30 consecutive business days face immediate suspension and delisting, without the usual compliance period or automatic stay (the “Proposed Market Value Rule”). The SEC has requested comments on the proposed application. The comment period for public comments ended on February 19, 2026, after which time the SEC may elect to accept the NASDAQ proposal. If approved by the SEC, the rule will become effective within 45 days of publication in the Federal Register, or within up to 90 days if extended by the SEC pursuant to Section 19(b)(2) of the Exchange Act. Currently, the Company would not meet the requirements of the Proposed Market Value Rule and if the Proposed Market Value Rule is approved, the Company may not meet the requirements under the Proposed Market Value Rule to maintain its current listing on the NASDAQ Capital Market. The loss of the Company’s listing on the NASDAQ Capital Market would result in the Company’s common stock trading on the OTC Market, which could adversely affect the market price of the Company’s common stock.

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
•
Nasdaq's rules, which impose certain continued listing requirements, including a minimum $1 bid price, and the Proposed Market Value Rule, such that a failure to meet these requirements would lead Nasdaq to take further steps to delist our common stock; and
•
changes in general market and economic conditions.

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

Under current law, our federal net operating losses ("NOLs") generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. As of December 31, 2025, we had federal NOLs of $211 million. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control, as well as the issuance of additional securities if we are successful in raising equity capital.

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

Holders of Record

As of February 28, 2026, we had 70 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We focus on building a pipeline of innovative therapeutics to address serious neuropsychiatric disorders with significant unmet medical need. Our current strategic focus is centered on the development of a novel therapeutic approach for neuropsychiatric conditions, with the lead indication being treatment-resistant depression (“TRD”), which we believe represents a substantial clinical and commercial opportunity. Over the past year, we have refined our strategic direction toward programs that combine established pharmacologic agents with enabling technologies designed to improve precision, reproducibility, and patient outcomes. As part of this strategy, Cyclerion has evaluated multiple opportunities and prioritized CYC-126, an individualized therapy for TRD as our foundational development program.

In September 2025, we entered into a license agreement with the Massachusetts Institute of Technology (“MIT”) for intellectual property supporting this TRD program. In January 2026, we also entered into a collaboration and option-to-license agreement with Medsteer SAS (“Medsteer”), a developer of anesthesia delivery and monitoring technologies. This agreement provides Cyclerion with access to Medsteer’s technical expertise, data assets, and intellectual property relating to technology-enabled drug delivery and physiological monitoring, and grants us the right, but not the obligation, to obtain additional rights under specified conditions. We intend to evaluate these capabilities as part of our broader development strategy for our TRD program. Given the substantial unmet medical need in TRD, the stage of clinical development, and the potential commercial opportunity, we believe this program is well positioned to serve as the foundation of our future development efforts. The program team is currently advancing an integrated clinical, regulatory, and commercial strategy for this TRD program.

In parallel with the advancement of our neuropsychiatric strategy, Cyclerion continues to evaluate opportunities related to our legacy soluble guanylate cyclase (“sGC”) stimulator assets, including potential collaborations, monetization opportunities, or other strategic transactions intended to maximize shareholder value.

To support execution of our strategy, we intend to seek additional capital through equity or other financing transactions. In February 2025, our registration statement on Form S-3 (the “Shelf Registration”) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”), providing flexibility to access the capital markets, subject to market conditions and other factors. Under current SEC regulations, because the aggregate market value of our common stock held by non-affiliates is less than $75 million, the amount of securities we may sell under the Shelf Registration during any twelve-month period is limited to one-third of the aggregate market value of our voting and non-voting common equity held by non-affiliates.

Cyclerion operates with a lean organizational structure and utilizes a combination of internal leadership and external consultants to advance our programs while managing operating expenses. Regina Graul, Ph.D., was appointed Chief Executive Officer and Director in August 2024 after previously serving as President. Rhonda Chicko serves as Chief Financial Officer. We may expand our leadership team and operational capabilities over time as our development programs advance.

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

Praliciguat is an orally administered, once-daily systemic sGC stimulator. On June 3, 2021, we entered into a license agreement with Akebia relating to the exclusive worldwide license to Akebia of our rights to the development, manufacture, medical affairs and commercialization of pharmaceutical products containing praliciguat and other related products and forms thereof enumerated in such agreement. In 2021, Akebia paid a $3.0 million upfront payment to us upon signing of the license agreement.

On December 13, 2024, we announced that Cyclerion and Akebia re-negotiated a mutually beneficial amendment to Akebia's exclusive license agreement for praliciguat. Under this new license amendment, we received $1.75 million in amendment payments, of which $1.25 million was paid in December 2024 and an additional payment of $0.5 million was paid in September 2025. In addition, Akebia is responsible for all intellectual property expenses associated with praliciguat at an earlier date than as originally agreed between the parties. On December 1, 2025, Akebia publicly announced that it has recently initiated Phase 2 clinical trials for the treatment of focal segmental glomerulosclerosis (“FSGS”) using Praliciguat. Pursuant to the terms of amendment, upon initiation (defined as first patient dosed) of a Phase 2 clinical trial in the U.S. for a product, a $1.0 million development milestone payment would be due to us and the payment was received in February 2026. We are eligible to receive additional milestone cash payments of up to approximately $557.5 million in total related to potential future development, regulatory, and commercialization milestone payments for praliciguat. In exchange for a reduction in certain development milestone payments, we are eligible to receive certain higher-tiered sales-based royalties ranging from mid-single-digits to twenty percent.

In September 2025, we entered in a Material Purchase Agreement (the “Purchase Agreement”) with Akebia relating to purchase additional development materials (the “Additional Development Materials”) by Akebia for Akebia's use pursuant to the license agreement. Akebia paid $0.8 million to us for the purchase during the year ended December 31, 2025 and the Additional Development Materials were delivered to Akebia as of December 31, 2025 and we recognized revenue of $0.8 million during the year ended December 31, 2025.

Olinciguat is a Phase 2, orally administered, once-daily, vascular sGC stimulator. On July 22, 2024, we entered into an Option to License Agreement (the “Option Agreement”) with a third party (the “Optionee”), pursuant to which the Optionee had an option (the “Option”) to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. Under the terms of the Option Agreement, the Optionee paid us an Option fee of $150,000 in August 2024 and subsequent fees totaling $80,000 to extend the term of the Option Agreement. The Optionee originally could exercise the Option on or before March 20, 2025, which option period was ultimately extended through August 22, 2025. Thereafter, the parties had an additional 60 days to negotiate the terms of a definitive license agreement. The parties were unable to agree upon the terms of a license agreement and we were provided notice on October 23, 2025 that it was terminating the Option Agreement. We are currently exploring potential license opportunities for olinciguat.

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

On January 27, 2025, Tisento announced that the first patient had been dosed in its global Phase 2b PRIZM study. The study is investigating the impact of once-daily oral zagociguat treatment on fatigue, cognitive impairment, and other key aspects of the rare mitochondrial disease MELAS (Mitochondrial Encephalomyopathy, Lactic Acidosis,

and Stroke-like Episodes). On June 17, 2025, Tisento announced that the U.S. Food and Drug Administration (FDA) has granted Fast Track designation to zagociguat for the treatment of MELAS.

PRIZM – a Phase 2b Randomized, Placebo-Controlled Trial Investigating Zagociguat in MELAS – is evaluating the efficacy and safety of oral zagociguat 15 mg or 30 mg compared to placebo when administered once-daily for 12 weeks in participants with genetically and phenotypically defined MELAS. The PRIZM study has a crossover design, with two 12-week treatment periods separated by a 4-week washout period. All participants will receive zagociguat during one of the 12-week periods and placebo during the other. Participants who complete the study may be eligible for an open-label extension study. PRIZM is a global study with plans to enroll approximately 44 participants at mitochondrial disease centers of excellence in the U.S., Italy, Germany, United Kingdom, Australia, and Canada. Tisento announced its first patient was dosed in the study in January 2025. In August 2025, Tisento announced that the first patient was enrolled in Tisento's open-label extension study in MELAS and in January 2026, Tisento announced that it completed enrollment in PRIZM. Further information regarding the study is available at ClinicalTrials.gov (NCT06402123).

On September 19, 2025, Cyclerion and the Massachusetts Institute of Technology (“MIT”) entered into a Patent License Agreement (the “MIT License Agreement”) pursuant to which MIT granted to us an exclusive worldwide license to develop and commercialize products using certain technology for the treatment of neuropsychiatric disorders, such as depression, in humans. Under the MIT License Agreement, we paid a nominal upfront license fee and patent reimbursement fee. Thereafter, we are also required to pay MIT a nominal annual license maintenance fee. This annual license maintenance fee is nonrefundable; however, the license maintenance fee may be credited to royalties earned during the same calendar year, if any. License maintenance fees paid in excess of royalties due in such calendar year shall not be creditable to amounts due for future years. Under the terms of the MIT License Agreement, MIT will be eligible to receive up to $4.4 million upon the achievement of certain development, regulatory and sales milestone payments. MIT will also receive tiered royalties in a range of percentages in the low single digits based on future net sales of licensed products as set forth in the MIT License Agreement. Further, we are required to pay MIT varying percentages of income received as consideration for any sublicenses granted pursuant to the MIT License Agreement depending on the circumstances of the sublicense and the development milestones of sublicensed products. The term of the MIT License Agreement will expire in its entirety upon the expiration of certain patent rights for the licensed patents, unless earlier terminated by the parties in accordance with the terms of the MIT License Agreement. We recorded research and development expense of $0.1 million for the year ended December 31, 2025, which consisted of upfront fees, patent reimbursement fees and transaction costs related to the license.

On January 3, 2026, we and Medsteer SAS (“Medsteer”) entered into a Collaboration and Option Agreement (the “Collaboration Agreement”) pursuant to which Medsteer granted to us (i) a non-exclusive, worldwide, royalty-free, sublicensable license of certain of Medsteer’s technology, software and intellectual property to develop an anesthetic delivery system with Medsteer and (ii) an exclusive option (the “Option”), exercisable at our sole discretion, to obtain an exclusive, worldwide, royalty-bearing, sublicensable license of certain of Medsteer’s technology, software and intellectual property to develop or commercialize licensed products in any field of use except for sedation regulation for patients undergoing major surgery, in multi-bed or intensive unit wards, or in the context of medical transport. We may exercise the Option at any time until the earlier of the second anniversary of the effective date of the Collaboration Agreement, which period may be extended for an additional two years at our option and upon payment of a nominal fee or by mutual agreement of us and Medsteer.

Under the terms of the Collaboration Agreement, the Company will pay to Medsteer a nominal upfront payment, a payment upon exercise of the Option, and Medsteer will be eligible to receive up to $3.7 million upon the achievement of certain development, regulatory and sales milestone payments. Medsteer will also receive an annual royalty payment and royalties in a percentage in the low single digits based on future net sales of licensed products, subject to certain adjustments as set forth in the Collaboration Agreement.

We continue to evaluate other activities aimed at enhancing shareholder value, which may potentially include collaborations, licenses, mergers, acquisitions, and/or other targeted investments.

The following table summarizes our research and development expenses of continuing operations, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the year ended December 31, 2025 and 2024. The product pipeline expenses related primarily to external costs associated with nonclinical studies and clinical trial costs.

	Year Ended December 31,
	2025	2024
	(in thousands)
Personnel and related internal costs	$31	$103
Others	928	183
Total research and development expenses	$959	$286

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

Revenues and Expenses

	Year Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Revenues:
Revenue from license agreement	$1,000	$1,750	$(750)	(43)%
Revenue from purchase agreement	800	—	800	XX
Revenue from option agreement	274	250	24	10%
Total revenues	2,074	2,000	74	4%
Cost and expenses:
Research and development	959	286	673	235%
General and administrative	6,088	5,342	746	14%
Total cost and expenses	7,047	5,628	1,419	25%
Loss from operations	(4,973)	(3,628)	(1,345)	37%
Other income, net
Interest income	128	208	(80)	(38)%
Gain from settlement of account payable	—	363	(363)	(100)%
Gain from insurance recovery	1,317	—	1,317	XX
Total other income, net	1,445	571	874	153%
Net loss	$(3,528)	$(3,057)	$(471)	15%

Revenue from license agreement. On December 13, 2024, we entered into the 2024 Amendment with Akebia providing for payments aggregating $1.75 million all of which was recognized in revenue during the year ended December 31, 2024. $1.25 million of this amount was paid in December 2024 and the remaining $0.5 million was paid in September 2025. On December 1, 2025, Akebia publicly announced that it has recently initiated Phase 2 clinical trials for the treatment of focal segmental glomerulosclerosis (“FSGS”) using praliciguat. Pursuant to the terms of amendment, upon initiation of a Phase 2 clinical trial in the U.S. for a product, a $1.0 million development milestone payment would be due to us. We recognized revenue and accounts receivable of $1.0 million during the year ended December 31, 2025, and the $1.0 million payment was received in February 2026.

Revenues from purchase agreement. In September 2025, we entered into the Purchase Agreement with Akebia. Akebia paid $0.8 million to us for the purchase of Additional Development Materials during the year ended December 31, 2025. The Additional Development Materials were delivered to Akebia as of December 31, 2025 and we recognized revenue of $0.8 million during the year ended December 31, 2025.

Revenue from option agreement. On July 22, 2024, we entered into the Option Agreement with the Optionee, under which the Optionee had the Option to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. We recognized revenue of $0.2 million related to the Option fee payment and expense reimbursement during the year ended December 31, 2024 and we recognized revenue of $0.3 million related to the Option extension fee, amendment fee and expense reimbursement during the year ended December 31, 2025.

Research and development expenses. The increase in research and development expenses of approximately $0.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 was driven by an increase of $0.1 million in license fees, $0.6 million in professional consulting to support the research and development efforts related to CYC-126, and $0.1 million in outside service fees, offset by a decrease of $0.1 million in stock compensation expenses.

General and administrative expenses. The increase in general and administrative expenses of approximately $0.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by an increase of $0.8 million in professional consulting, $0.1 million in outside service fee and $0.7 million in corporate legal fees, offset by a decrease of $0.3 million in patent fees, $0.2 million in insurance expense, $0.1 million in board member fees and $0.3 million in employee-related expenses.

Interest and other income, net. Interest and other income decreased by approximately $0.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily attributable to the reduction in interest rates.

Gain from settlement of account payable. During the year ended December 31, 2024, we reached a settlement agreement with a vendor for a disputed account payable and recorded a gain of $0.4 million on settlement of account payable. No such transaction occurred during the year ended December 31, 2025.

Gain from insurance recovery. During the year ended December 31, 2025, we recorded approximately $1.3 million of insurance recoveries related to loss of advanced intermediated GMP finished materials covered by several policies with third-party insurers. No such gain was recognized during the year ended December 31, 2024.

Liquidity and Capital Resources

To date, we have been funded primarily from sales of our equity securities, payments received in connection with the sale of assets to Tisento, milestone payments from Akebia and an option to license payment.

On March 21, 2025, we closed on a private placement of 499,998 shares of our common stock, pursuant to a Stock Purchase Agreement, for total gross proceeds of approximately $1.375 million. We also incurred transaction costs of $0.1 million during the year ended December 31, 2025.

On February 4, 2025, we filed a Registration Statement on Form S-3 (the “2025 Shelf”) with the securities and Exchange Commission (the “SEC”) in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof for an aggregate initial offering price not to exceed $25.0 million. The amount we can sell in any twelve-month period under the 2025 Shelf, which was declared effective in February 2025, cannot exceed one-third of the value of our public float.

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

Pursuant to Instruction I.B.6, in no event will we sell ATM Shares with a value exceeding more than one-third of our “public float” (the aggregate market value of our outstanding common stock held by non-affiliates) in any twelve-month period so long as our public float remains below $75.0 million. During the year ended December 31, 2025, we sold 715,220 ATM Shares for net proceeds of $2.1 million. On January 6, 2026, we sold 405,000 ATM Shares for net proceeds of $0.8 million. The Company exhausted all sales under the 2025 Shelf.

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

On December 31, 2025, we had approximately $3.2 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

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

We have incurred recurring losses since our inception, including a net loss of 3.5 million for the year ended December 31, 2025. In addition, as of December 31, 2025, we had an accumulated deficit of $271.0 million. We expect that our cash and cash equivalents as of December 31, 2025, will be sufficient to fund operations through mid-2026, however we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Net cash used in operating activities	$(3,314)	$(4,333)	$1,019	(24)%
Net cash provided by financing activities	$3,322	$—	$3,322	—

Cash Flows from Operating Activities

Net cash used in operating activities was $3.3 million for the year ended December 31, 2025 was primarily a result of our $3.5 million net loss from operations. The net loss was also adjusted by an increase in accounts receivable of $0.4 million and a decrease in accrued expenses and other current liabilities of $0.1 million. The net loss was offset by non-cash stock-based compensation expense of $0.4 million, an increase of accounts payable of $0.1 million and an increase of accrued research and development costs of $0.2 million.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 of $3.3 million was due to $1.2 million net proceeds received from the 2025 Equity Private Placement related to the issuance of 499,998 shares of our common stock at a purchase price of $2.75 per share and $2.1 million net proceeds received from ATM related to the issuance of 715,220 shares of our common stock under the ATM. There was no financing activity incurred during the year ended December 31, 2024.

Funding Requirements

We expect our expenses to fluctuate as we continue to maintain out-license opportunities and potentially seek to broaden our portfolio through in-licensing of complementary assets. We expect that our cash and cash equivalents as of December 31, 2025, will be sufficient to fund operations through mid-2026. As a result, we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Failure to obtain necessary capital when needed may delay development of any current or potential future product candidates, or our ability to continue our operations. Because there is substantial doubt about our ability to continue as a going concern for a reasonable period of time, an investment in our common stock is highly speculative; holders of our common stock could suffer a total loss of their investment.

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2025, we had no uncertain tax positions.

Separation Benefits

As part of the separation benefit of the former Chief Financial Officer, we paid $0.1 million each in May 2024 and August 2024. We have no further separation benefits obligation as of December 31, 2025 and 2024.

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

With respect to the year ended December 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2025 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as we are a “smaller reporting company” and “non-accelerated filer” as defined under the rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

(a) None

(b) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

We intend to file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, or the Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

3.4	Amended and Restated Bylaws of Cyclerion Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 filed on March 29, 2019) (File No. 333-230615))

4.1#	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

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

10.12*

Patent License Agreement, dated as of September 19, 2025, by and between Cyclerion Therapeutics, Inc. and Massachusetts Institute of Technology (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 12, 2025 (File No. 001-38787))

10.13+	Amendment to Original Offer Letter to Regina Graul (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 7, 2024 (File No. 001-38787))

10.14*#	Collaboration and Option Agreement, dated as of January 3, 2026, by and between Cyclerion Therapeutics, Inc. and Medsteer, SAS

10.15

Sales Agreement by and between Cyclerion Therapeutics, Inc. and Guggenheim Securities, LLC, dated May 7, 2025. (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on May 7, 2025) (File No.001-38787)

10.16

Registration Rights Agreement, dated March 21, 2025, by and among Cyclerion Therapeutics, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 25, 2025) (File No.001-38787)

10.17+	Consulting Agreement with Rhonda Chicko dated August 4, 2025 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 5, 2025 (File No. 001-38787))

19#	Insider Trading Prevention Policy

21.1#	List of Subsidiaries

23.1#	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1#	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certificate of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certificate of Chief Financial Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1

Policy for the Recovery of Erroneously Awarded Compensation adopted November 30, 2023 (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K filed on March 4, 2025 (File No. 001-38787))

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

# Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 30, 2026.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2026.

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

Index to Consolidated Financial Statements of Cyclerion Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cyclerion Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyclerion Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of indicators of impairment of investment in Tisento Therapeutics Holdings Inc.
Description of the Matter

As discussed in Notes 2 and 4 to the consolidated financial statements, as of December 31, 2025, the Company had recognized an Other investment of $5.4 million which was accounted for as a financial instrument without a readily determinable fair value. Such investment was recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment was measured at cost less any impairment recorded or adjustments for observable price changes. As of December 31, 2025, no impairment loss was recognized.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 30, 2026

Cyclerion Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,240	$3,232
Accounts receivable	1,000	556
Prepaid expenses	384	421
Other current assets	11	16
Total current assets	4,635	4,225
Other investment	5,350	5,350
Total assets	$9,985	$9,575
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$508	$390
Accrued research and development costs	198	52
Accrued expenses and other current liabilities	194	283
Total current liabilities	900	725
Commitments and contingencies (Note 6)	—	—
Stockholders' equity
Preferred stock, no par value, 100,000,000 shares authorized and 351,037 shares of Series A convertible preferred stock issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, no par value, 400,000,000 shares authorized at December 31, 2025 and 2024; 3,925,314 and 2,710,096 shares issued at December 31, 2025 and 2024, respectively; 3,821,236 and 2,545,922 shares outstanding at December 31, 2025 and 2024, respectively	—	—
Paid-in capital	280,105	276,342
Accumulated deficit	(271,020)	(267,492)
Total stockholders' equity	9,085	8,850
Total liabilities and stockholders' equity	$9,985	$9,575

The accompanying notes are an integral part of these consolidated financial statements.

Cyclerion Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenues:
Revenue from license agreement	$1,000	$1,750
Revenue from purchase agreement	800	—
Revenue from option agreement	274	250
Total revenues	2,074	2,000
Cost and expenses:
Research and development	959	286
General and administrative	6,088	5,342
Total cost and expenses	7,047	5,628
Loss from operations	(4,973)	(3,628)
Other income, net
Interest income	128	208
Gain from settlement of account payable	—	363
Gain from insurance recovery	1,317	—
Total other income, net	1,445	571
Net loss	$(3,528)	$(3,057)
Net loss per share:
Basic and diluted net loss per share	$(1.11)	$(1.21)
Weighted average shares used in calculating:
Basic and diluted shares	3,181	2,518

Other comprehensive loss:
Net loss	$(3,528)	$(3,057)
Other comprehensive loss:
Foreign currency translation adjustment loss	—	(6)
Comprehensive loss	$(3,528)	$(3,063)

The accompanying notes are an integral part of these consolidated financial statements.

Cyclerion Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Preferred Stock		Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2023	2,474,159	$—	351,037	$—	$275,717	$(264,417)	$(12)	$11,288
Net loss	—	—	—	—	—	(3,057)	—	(3,057)
Vesting of restricted stock awards	71,763	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	625	—	—	625
Foreign currency translation adjustment	—	—	—	—	—	—	(6)	(6)
Release of foreign currency translation adjustment upon liquidation of a subsidiary						(18)	18	—
Balance at December 31, 2024	2,545,922	$—	351,037	$—	$276,342	$(267,492)	$—	$8,850
Issuance of common stock - private placement, net of issuance cost	499,998	—	—	—	1,245	—	—	1,245
Issuance of common stock - ATM	715,220	—	—	—	2,077	—	—	2,077
Net loss	—	—	—	—	—	(3,528)	—	(3,528)
Vesting of restricted stock awards	60,096	—	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	441	—	—	441
Balance at December 31, 2025	3,821,236	$—	351,037	$—	$280,105	$(271,020)	$—	$9,085

The accompanying notes are an integral part of these consolidated financial statements.

Cyclerion Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,528)	$(3,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from settlement of account payable	—	(363)
Share-based compensation expense	441	625
Changes in operating assets and liabilities:
Accounts receivable	(444)	(556)
Prepaid expenses	37	21
Other current assets	5	(5)
Accounts payable	118	(445)
Accrued research and development costs	146	(38)
Accrued expenses and other current liabilities	(89)	(515)
Net cash used in operating activities	(3,314)	(4,333)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ATM	2,077	—
Proceeds from private placement	1,375	—
Issuance costs paid for private placement	(130)	—
Net cash provided by financing activities	3,322	—
Effect of exchange rate changes on cash and cash equivalents	—	(6)
Net increase (decrease) in cash and cash equivalents	8	(4,339)
Cash and cash equivalents, beginning of period	3,232	7,571
Cash and cash equivalents, end of period	$3,240	$3,232

The accompanying notes are an integral part of these consolidated financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Consolidated Financial Statements

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) became an independent public company on April 1, 2019 after Ironwood Pharmaceuticals, Inc. completed a tax-free spin-off of their sGC business. Cyclerion has one employee as of December 31, 2025 and also relies on a team of specialist consultants for its operations.

Cyclerion is focused on building a new pipeline of innovative therapeutics to address serious neuropsychiatric diseases. The Company’s current strategic focus is centered on the development of a novel therapeutic approach for treatment-resistant depression (“TRD”), which represents a substantial clinical and commercial opportunity. Over the past year, the Company has refined its strategic direction toward programs that combine established pharmacologic agents with enabling technologies designed to improve precision, reproducibility, and patient outcomes. As part of this strategy, Cyclerion has evaluated multiple opportunities and prioritized CYC-126, an individualized therapy for TRD as its foundational development program. In September 2025, the Company entered into a license agreement with the Massachusetts Institute of Technology (“MIT”) for intellectual property supporting this program (see Note 11), and in January 2026 entered into a collaboration and option-to-license agreement with Medsteer SAS (“Medsteer”) to access certain technology, data assets, and technical know-how related to drug delivery and physiological monitoring. The Company is advancing development planning, regulatory strategy, and commercial positioning for this program and intends to initiate a Phase 2 proof-of-concept study in Australia in the second half of 2026.

In parallel with the advancement of its neuropsychiatric strategy, Cyclerion continues to evaluate opportunities related to its legacy soluble guanylate cyclase (“sGC”) stimulator assets, including potential collaborations, monetization opportunities, or other strategic transactions designed to maximize shareholder value.

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

On December 13, 2024, Cyclerion announced that Cyclerion and Akebia have re-negotiated a mutually beneficial amendment to their exclusive license agreement for praliciguat, a systemic sGC stimulator. Under this new license amendment, Cyclerion will receive $1.75 million in amendment payments, of which $1.25 million was paid in December 2024 and an additional payment of $0.5 million was received in September 2025. In addition, Akebia is responsible for all intellectual property expenses associated with praliciguat. On December 1, 2025, Akebia publicly announced that it has recently initiated (defined as first patient dosed) Phase 2 clinical trials for the treatment of focal segmental glomerulosclerosis (“FSGS”) using praliciguat. Pursuant to the terms of amendment, upon initiation of a Phase 2 clinical trial in the U.S. for a product, a $1.0 million development milestone payment would be due to us and it was received in February 2026. The Company is eligible to receive additional milestone cash payments of up to approximately $557.5 million in total potential future development, regulatory, and commercialization milestone payments for praliciguat. In exchange for a reduction in certain development milestone payments, Cyclerion is eligible to receive certain higher-tiered sales-based royalties ranging from mid-single-digits to twenty percent.

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

During the year ended December 31, 2025, the Company sold 715,220 shares of its common stock for net proceeds of $2.1 million under the Sales Agreement, after deducting commissions paid to Guggenheim Securities of $0.1 million.

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

The Company expects that its cash and cash equivalents as of December 31, 2025, will be sufficient to fund operations through mid-2026, however the Company will need to obtain additional funding to sustain operations as it expects to continue to generate operating losses for the foreseeable future. The Company's expectation to generate negative operating cash flows in the future and the need for additional funding to support its planned operations, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the amounts of expenses during the reported periods. On an ongoing basis, the Company’s management evaluates its estimates, judgments and methodologies. Significant estimates and assumptions in the consolidated financial statements include those related to revenue, fair value determination of other investment, income taxes, including the valuation allowance for deferred tax assets, research and development expenses, contingencies, share-based compensation and going concern. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

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

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company believes that credit risks associated with these agreements are not significant. To date, the Company has not had significant write-offs of bad debt and the Company did not have an allowance for doubtful accounts as of December 31, 2025 or 2024.

Revenue

Upon executing a revenue generating arrangement, the Company assesses whether it is probable the Company will collect consideration in exchange for the good or service it transfers to the customer. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), it performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations. The Company must develop assumptions that require significant judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The assumptions that are used to determine the stand-alone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. The Company derives revenue from (1) license agreement, (2) purchase agreement and (3) option to license agreement which are fully described in Note 11, License and Option Agreement.

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

The tax positions taken or expected to be taken in the course of preparing the Company tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. It does not consider the likelihood of whether or not the IRS will review the position. Cyclerion evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could affect Cyclerion's income tax provision in future periods. There were no uncertain tax positions that require accrual or disclosure in the consolidated financial statements as of December 31, 2025, and 2024. The Company’s policy is to recognize interest and penalties related to income tax, if any, in income tax expense. As of December 31, 2025 and 2024, the Company has no accruals for interest or penalties related to income tax matters.

Patent Costs

Patent fees and patent related costs in connection with filing and prosecuting patent applications are expensed as incurred and are classified as general and administrative expenses in the accompanying consolidated financial statements. The Company incurred and recorded as operating expense legal and other fees related to patents of approximately $0.3 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

Interest and Other Income, Net

For the year ended December 31, 2025 and 2024, interest and other income, net consisted of a $0.1 million and $0.2 million of interest income related to interest generated from the Company's cash and cash equivalents balances, respectively.

Subsequent Events

The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2025, but prior to the filing of the financial statements with the Securities and Exchange Commission, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K. See Note 12, Subsequent Events.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the consolidated financial statements, the Company did not adopt any new accounting pronouncements during the years ended December 31, 2025 and 2024, that had a material effect on its consolidated financial statements.

In August 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326), which requires incremental disclosures on estimating expected credit losses. The Company will adopt this guidance beginning with its annual report for fiscal 2027. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280), which requires incremental disclosures on reportable segments, primarily through enhanced disclosures on significant segment expenses. The Company adopted this guidance beginning with its annual report for fiscal 2025 and interim periods thereafter on a retrospective basis. The adoption did not have a material effect on the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. For entities other than PBEs, the requirements will be effective for annual periods beginning after December 15, 2025. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. As of December 31,

2025, the Company adopted this new ASU and it only impacts the Company's income tax disclosures with no impact to its operations, cash flows, or financial condition.

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of December 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements as of December 31, 2025:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,072	$—	$—	$3,072
Cash equivalents	$3,072	$—	$—	$3,072

	Fair Value Measurements as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,025	$—	$—	$3,025
Cash equivalents	$3,025	$—	$—	$3,025

During the year ended December 31, 2025 and 2024, there were no transfers between levels. The fair value of the Company's cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

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

Accordingly, the Company has accounted for the investment as a financial instrument without a readily determinable fair value. Such investment is recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or adjustments for observable price changes. An impairment loss is recognized in the consolidated statements of operations and comprehensive loss equal to the amount by which the carrying value exceeds the fair value of the investment. As of December 31, 2025, no impairment loss was recognized. The Company considers the cost of the investment to be the maximum exposure to loss as a result of its involvement with the non-affiliated entity.

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

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Professional fees	$143	$220
Employee compensation	13	33
Other	38	30
Accrued expenses and other current liabilities	$194	$283

6. Commitments and Contingencies

Other Funding Commitments

The Company may enter into contracts with clinical research organizations and other third parties for clinical and preclinical research studies and other services and products for operating purposes. These contracts are generally cancellable, with notice, at the Company’s option and do not have any significant cancellation penalties.

Guarantees

On September 6, 2018, Cyclerion was incorporated in Massachusetts and its officers and directors are indemnified for certain events or occurrences while they are serving in such capacity.

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2025 or December 31, 2024.

Separation Benefits

As part of the separation benefit of the former Chief Financial Officer, the Company paid $0.1 million each in May 2024 and August 2024. The Company has no further separation benefits obligation as of December 31, 2025 and 2024.

7. Share-based Compensation Plans

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

The following table provides share-based compensation reflected in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$29	$91
General and administrative	412	534
	$441	$625

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

A summary of stock option activity for the year ended December 31, 2025 is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2024	335,448	$158.98	4.7	$—
Granted	25,000	$2.36
Exercised	—	$—
Cancelled or forfeited	(62,686)	$140.44
Outstanding as of December 31, 2025	297,762	$149.73	4.9	$—
Exercisable at December 31, 2025	232,385	$187.20	4.0	$—

During the years ended December 31, 2025 and 2024, the Company granted stock options to purchase an aggregate of 25,000 shares and 55,849 shares, respectively, at weighted average grant date fair values per option share of $2.14 and $2.80 respectively.

There were no options exercised during the year ended December 31, 2025 and 2024.

As of December 31, 2025, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options held by the Company’s employee and non-employees is $0.1 million and the weighted average period over which that expense is expected to be recognized is 3.03 years.

The weighted-average Black-Scholes assumptions used in estimating the fair value of the stock options granted by Cyclerion during the years ended December 31, 2025 and 2024 were as follows:

	Year ended December 31,
	2025	2024
Weighted average risk-free interest rate	3.79%	3.64%
Expected dividend yield	—	—
Expected option term (in years)	5.4	6.0
Expected stock price volatility	141.07%	111.97%

For the years ended December 31, 2025 and 2024, expected volatility was estimated using an average of the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

The Company has granted certain employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the year ended December 31, 2025 and 2024, there were no shares that vested as a result of performance milestone achievements. No share-based compensation expense related to these performance-based options was recognized during the years ended December 31, 2025, and 2024, respectively.

Restricted Stock Awards

No RSA was granted during the year ended December 31, 2025. The Company granted 65,000 RSAs during the year ended December 31, 2024. The fair value of all RSAs is based on the market value of the Company’s common stock on the date of grant. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period.

A summary of RSA activity for the years ended December 31, 2025 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2024	164,174	$2.56
Granted	—	—
Vested	(60,096)	2.52
Forfeited	—	—
Unvested as of December 31, 2025	104,078	$2.57

As of December 31, 2025, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested RSAs held by the Company’s directors is $0.2 million and the weighted average period over which that expense is expected to be recognized is 1.69 years.

8. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Year Ended December 31,
	2025	2024
Numerator:
Net loss (in thousands)	$(3,528)	$(3,057)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	3,181	2,518
Net loss per share — basic and diluted	$(1.11)	$(1.21)

The Company excludes potential shares of common stock related to Preferred Stock, stock options and RSAs from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the years ended December 31, 2025 and 2024:

	Yer Ended December 31,
	2025	2024
Preferred Stock	351,037	351,037
Stock Options	297,762	335,448
RSAs	104,078	164,174
	752,877	850,659

9. Income Taxes

The components of net income (loss) before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(3,528)	$(3,061)
Foreign	—	3
Total	$(3,528)	$(3,058)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows after adoption of ASU 2023-09 on a retrospective basis (in thousands):

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Pretax loss	$(3,528)		$(3,058)
US Federal Statutory Tax Rate	(741)	21.0%	(642)	21.0%
Foreign tax effects	—	—	(1)	0.0%
Non-deductible items	571	-16.2%	88	-2.9%
Tax credits	—	—	(11)	0.4%
Change in valuation allowance	170	-4.8%	566	-18.5%
	$—	0.0%	$—	0.0%

The Company’s effective tax rate differs from the statutory rate primarily due to continued losses and the maintenance of a full valuation allowance on deferred tax assets, resulting in zero income tax expense for the period.

Deferred tax assets (liabilities) consist of the following as of December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$57,618	$53,281
Tax credit carryforwards	10,385	10,383
Share-based compensation	6,500	7,122
Capitalized research and development	8,867	12,370
Intangibles	20	—
Total deferred tax assets	$83,390	$83,156

Valuation allowance	(83,390)	(83,156)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the possible realization of its deferred tax assets. Management has considered the Company's history of operating losses, in addition to the expected timing of the reversal of existing temporary differences and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, the net deferred tax assets have been fully reserved at December 31, 2025 and December 31, 2024. Management reevaluates the positive and negative evidence on a quarterly basis.

The valuation allowance increased by approximately $0.2 million during the year ended December 31, 2025 primarily due to increases in capitalized research and development expenses, net operating losses, tax credit carryforwards and deferred tax assets related to share-based compensation.

At December 31, 2025 and 2024, Cyclerion has federal net operating loss carryforwards of approximately $211 million and $195 million, respectively, to offset future federal taxable income that will be carried forward indefinitely until utilized. As of December 31, 2025 and 2024, Cyclerion had state net operating loss carryforwards of approximately $212 million and $196 million, respectively, to offset future state taxable income, which will begin to expire in 2039 and will continue to expire through 2045. Cyclerion also had tax credit carryforwards of approximately $10.8 million as of December 31, 2025, to offset future federal and state income taxes. Federal credits begin to expire in 2039 and will continue to expire through 2044. State credits begin to expire in 2034 and continue through 2039.

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

Upon audit, taxing authorities may challenge all or part of an uncertain income tax position. While Cyclerion has no history of tax audits since its inception on a standalone basis, it may be subject to tax audits by federal and state taxing authorities in the future. Accordingly, Cyclerion regularly assesses the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. Cyclerion had no unrecognized tax benefits as of December 31, 2025 and 2024. Cyclerion will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, no interest or penalties have been accrued. There are no current federal or state income tax audits in progress.

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

Included in compensation expense is de minimis related to the defined contribution 401(k) Savings Plan for the years ended December 31, 2025 and 2024, respectively.

11. License and Option Agreement

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

The Company recorded research and development expense of $0.1 million for the year ended December 31, 2025, which consisted of upfront fees, patent reimbursement fees and transaction costs related to the license.

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

Akebia paid a $3.0 million up-front payment to the Company upon signing of the License Agreement. On December 13, 2024, the Company and Akebia entered into Amendment #1 to the License Agreement (the “2024 Amendment”) to the original License Agreement between the parties dated June 3, 2021.

Under the terms of the 2024 Amendment, Akebia paid $1.75 million in amendment payments, of which $1.25 million was paid in December 2024 and an additional payment of $0.5 million was paid in September 2025. In addition, Akebia has agreed to assume control of the preparation, filing, prosecution and maintenance of certain Cyclerion patents, and the expenses associated therewith, at an earlier date than as originally agreed between the parties. The parties have agreed to the reduction of certain development milestones and the increase of certain royalty rates on net sales and sublicense income. On December 1, 2025, Akebia publicly announced that it has recently initiated Phase 2 clinical trials for the treatment of focal segmental glomerulosclerosis (“FSGS”) using praliciguat. Pursuant to the terms of amendment, upon initiation of a Phase 2 clinical trial in the U.S. for a product, a $1.0 million development milestone payment would be due to the Company and which was received in February 2026. Pursuant to the terms of the Akebia License Agreement, as amended, Cyclerion is eligible to receive additional potential future development, regulatory, and commercialization milestone payments up to $557.5 million in total, and Akebia will pay Cyclerion tiered royalties ranging from mid-single digit to twenty percent of net sales. Cyclerion’s obligations to deliver certain drug products have also ceased.

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

Akebia Material Purchase Agreement

On September 3, 2025, the Company and Akebia entered into a Material Purchase Agreement (the “Purchase Agreement”) relating to the purchase of additional development materials (the "Additional Development Materials") by Akebia for Akebia's use pursuant to the Akebia License Agreement. Akebia paid $0.8 million to the Company for the purchase during the year ended December 31, 2025 and the Additional Development Materials

were delivered to Akebia as of December 31, 2025.

The Company determined the Purchase Agreement has stand-alone value under the scope of ASC 606 and should not be combined with the Akebia License Agreement or the Amendment. The delivery of the Additional Development Materials by the Company represents a single performance obligation and consideration was recognized upon delivery. The Company recognized revenue of $0.8 million during the year ended December 31, 2025.

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

12. Subsequent Events

On January 6, 2026, the Company sold 405,000 shares of common stock under the Sales Agreement for net proceeds of approximately $0.8 million. The Company exhausted all sales under the 2025 Shelf.

On January 3, 2026, the Company and the Medsteer, SAS (“Medsteer”) entered into a Collaboration and Option Agreement (the “Collaboration Agreement”) pursuant to which Medsteer granted to the Company (i) a non-exclusive, worldwide, royalty-free, sublicensable license of certain of Medsteer’s technology, software and intellectual property to develop an anesthetic delivery system with Medsteer and (ii) an exclusive option (the “Option”), exercisable at the Company’s sole discretion, to obtain an exclusive, worldwide, royalty-bearing, sublicensable license of certain of Medsteer’s technology, software and intellectual property to develop or commercialize licensed products in any field of use except for sedation regulation for patients undergoing major surgery, in multi-bed or intensive unit wards, or in the context of medical transport. The Company may exercise the Option at any time until the earlier of the second anniversary of the effective date of the Collaboration Agreement, which period may be extended for an addition two years at the Company’s option and upon payment of a nominal fee or by mutual agreement of the Company and Medsteer.

Under the terms of the Collaboration Agreement, the Company will pay to Medsteer a nominal upfront payment, a payment upon exercise of the Option, and Medsteer will be eligible to receive up to $3.7 million upon the achievement of certain development, regulatory and sales milestone payments. Medsteer will also receive an annual royalty payment and royalties in a percentage in the low single digits based on future net sales of licensed products, subject to certain adjustments as set forth in the Collaboration Agreement.