Form 10-K/A
period 2025-12-31
Cyclerion Therapeutics, Inc.
filed 2026-04-30
CIK 1755237

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “ Original Form 10-K”) of Cyclerion Therapeutics, Inc (the “Company”) for the fiscal year ended December 31, 2025 (the “2025 Fiscal Year”), as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026. We are filing this Amendment to amend Part III of the Original Form 10-K to include the information required by and not included in Part III of the Original Form 10-K because we do not intend to file an annual meeting definitive proxy statement within 120 days of December 31, 2025.

Accordingly, this Amendment is being filed solely to:

•
amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;
•
delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and
•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

As used in this report, unless otherwise stated or the context otherwise requires, the terms “Company” as well as the words “we,” “our,” “ours” and “us,” refer collectively to Cyclerion Therapeutics, Inc. and its consolidated subsidiary.

Proposed Merger with Korsana Biosciences, Inc.

As previously reported, on April 1, 2026, following a review of strategic alternatives, the Company announced it had entered into an agreement and plan of merger and reorganization (the “Merger Agreement” and such transaction, the “Merger”) with Cariboos Merger Sub Corp., a Delaware corporation and a wholly owned subsidiary of Cyclerion (“First Merger Sub”), Cariboos Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of Cyclerion, and Korsana Biosciences, Inc. (“Korsana”), a Delaware corporation. The Merger is anticipated to close in the third quarter of 2026, subject to certain closing conditions, including, among other things, approval by the shareholders of Cyclerion and the stockholders of Korsana.

Additional information about the Merger Agreement was previously disclosed by the Company on a Current Report on Form 8-K filed with the SEC on April 1, 2026, and in a registration statement on Form S-4 filed with the SEC on April 20, 2026.

CYCLERION THERAPEUTICS, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board size is currently set at six directors. The following individuals serve on our Board of Directors in the positions indicated:

Name	Age(1)	Position	Director Since
Errol B. De Souza, Ph.D.	72	Chairman of the Board of Directors	2021
Regina M. Graul, Ph.D.	49	Director	2024
Peter M. Hecht, Ph.D.	62	Director	2019
Michael F. Higgins	63	Director	2023
Steven E. Hyman, M.D.	73	Director	2022
Dina Katabi, Ph.D.	54	Director	2023

(1)
As of April 21, 2026.

The following biographies set forth the names of our directors, the year in which they first became directors, their positions with us, their principal occupations and employers for at least the past five years, any other directorships held by them during the past five years in companies that are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any company registered as an investment company under the Investment Company Act of 1940, as well as additional information, all of which we believe sets forth each director nominee’s qualifications to serve on the Board. There is no family relationship between or among any of our executive officers or directors. There are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any of them are elected as an officer or director, except as disclosed below.

Errol B. De Souza, Ph.D. has served as a member of our Board of Directors since April 2021 and is our current Chairman of the Board of Directors. Dr. De Souza was the executive chairman of Neuphoria Therapeutics Inc. (formerly known as Bionomics Limited) from November 2018 to December 2022, non-executive chairman from January 2023 to June 2023 and a member of its board of directors until November 2023. Previously, Dr. De Souza served as president, chief executive officer, and member of the board of directors of several companies, including Neuropore Therapies, Inc. from January 2017 to December 2019, Biodel, Inc. from March 2010 to January 2016, Archemix Corp from April 2003 to March 2009 and Synaptic Pharmaceutical Corporation from September 2002 to March 2003. From September 1998 to September 2002, Dr. De Souza held senior vice president roles at Hoechst Marion Roussel Pharmaceuticals, Inc. and Aventis Pharmaceuticals, Inc. He was also founder, chief scientific officer and member of the board of directors at Neurocrine Biosciences, Inc. from October 1992 to August 1998 and head of CNS Diseases Research at DuPont Merck from May 1990 to October 1992. Dr. De Souza is currently a member of the board of directors of Alector Inc. and Royalty Pharma, Inc. He has previously served on the board of directors of Catalyst Biosciences, Inc., Targacept, Inc., IDEXX Laboratories, Palatin Technologies, Inc. and a number of private company boards. Dr. De Souza received a B.A. in physiology and a Ph.D. in endocrinology from the University of Toronto. Dr. De Souza brings to our Board of Directors extensive strategic and CNS experience as an executive in the bio-pharmaceutical industry, having founded companies and served as executive chairman, president, and chief executive officer of several private and public bio-pharmaceutical companies.

Regina M. Graul, Ph.D. has served on our Board of Directors since August 2024, as our President since December 2023 and as our President and Chief Executive Officer since August 2024. Before joining the Company as President, Dr. Graul served as vice president, program executive at EQRx Therapeutics, Inc. from February 2021 where she led multiple portfolios and cross-functional research and development teams in oncology. From April 2019 through February 2021, Dr. Graul served as senior director, global development leader at Cyclerion and lead the olinciguat franchise. From 2004 through February 2021, Dr. Graul served in numerous roles of increasing responsibility across the organization at Ironwood Pharmaceuticals, Inc., most recently as the head of internal innovation and senior director of research and development. Dr. Graul did her post-doctoral work at MIT, received her Ph.D. in synthetic organic chemistry from Rice University and a B.A. in chemistry from Saint Anselm College. Dr. Graul brings to our Board of Directors extensive drug research and development experience in the bio-pharmaceutical industry over the past 22 years.

Peter M. Hecht, Ph.D. has been a member of our Board of Directors since we commenced operations as an independent company in April 2019 and was our Chief Executive Officer from April 2019 to November 2023. Dr. Hecht presently serves as the chief executive officer of Tisento Therapeutics, Inc., a privately-held biotechnology company and as a member of its board of directors. Previously, he served as the chief executive officer of Ironwood Pharmaceuticals, Inc. and as a member of its board of directors from its founding in 1998 to March 2019. Under Dr. Hecht’s leadership, the Ironwood Pharmaceuticals, Inc. team built a robust pipeline and grew it into a commercial biotechnology company that discovered, developed, and is now commercializing LINZESS® - the blockbuster branded prescription market leader in its class. Prior to co-founding Ironwood Pharmaceuticals Inc, Dr. Hecht was a research fellow at Whitehead Institute for Biomedical Research. Dr. Hecht also serves on the board of directors of Kallyope Inc., a privately held biotechnology company. Dr. Hecht earned a B.S. in Mathematics and an M.S. in biology from Stanford University, and a Ph.D. in molecular biology from the University of California at Berkeley. Dr. Hecht’s experiences as the founder of several innovative biotechnology companies, his tenure as the chief executive officer and a board member of each of Microbia, Ironwood Pharmaceuticals, Inc., the Company and Tisento Therapeutics, Inc., and his extensive scientific background make him a valuable member of our Board of Directors.

Michael J. Higgins has been a member of our Board of Directors since November 2023. Mr. Higgins was appointed chairman of the board of directors of Voyager Therapeutics, Inc., in June 2019 and also served as Voyager Therapeutics, Inc.’s interim president and chief executive officer from June 2021 to March 2022. Mr. Higgins has served as chairman of the board of directors of Pulmatrix, Inc., since April 2020, and has served as a member of the boards of directors of Nocion Therapeutics, Inc., a privately held biopharmaceutical company, since September 2020; Camp4 Therapeutics Corporation, since October 2017; Sea Pharmaceuticals, LLC, a privately held pharmaceutical company, since October 2016; and KinDex Pharmaceuticals, Inc., a privately held biotechnology company, since March 2016. Mr. Higgins previously served as a member of the board of directors of Genocea Biosciences Inc. from February 2015 to May 2022. Mr. Higgins is a serial entrepreneur who has helped launch and build numerous companies during his career. He served as entrepreneur-in-residence at Polaris Partners, an investment company, from 2015 to 2020. From 2003 to 2014 he served as senior vice president, chief operating officer at Ironwood Pharmaceuticals, Inc. Prior to 2003, Mr. Higgins held a variety of senior business positions at Genzyme Corporation, including vice president of corporate finance and vice president of business development. Mr. Higgins earned a B.S. from Cornell University and an M.B.A. from the Amos Tuck School of Business at Dartmouth College. Mr. Higgins’ financial and business expertise, including his diversified background as an executive officer in public pharmaceuticals companies, qualifies him to serve as a member of the Board of Directors.

Steven E. Hyman, M.D. has served as a member of our Board of Directors since July 2022. Dr. Hyman is a Distinguished Service Professor and Harald McPike Professor of Stem Cell and Regenerative Biology at Harvard University and a Core Institute Member of the Broad Institute of MIT and Harvard where he directs the Broad Program in Brain Health. Dr. Hyman also serves as chairman of the board of directors of the Charles A. Dana Foundation (NY). In the private sector, Dr. Hyman is founder of Emugen Therapeutics, a director of Voyager Therapeutics, Q-State Biosciences and Vesalius, and serves on the scientific advisory boards of Janssen and F-Prime Capital. From 2001 to 2011, Dr. Hyman served as Provost (Chief Academic Officer) of Harvard University, and from 1996 to 2001, as Director of the National Institute of Mental Health (NIMH), a component of the US National Institutes of Health. Dr. Hyman has served as Editor of the Annual Review of Neuroscience (2002-2016), founding President of the International Neuroethics Society (2008-2013), President of the Society for Neuroscience (2015), and President of the American College of Neuropsychopharmacology (2018). Dr. Hyman is a fellow of the American Academy of Arts and Sciences, a fellow of the American Association for the Advancement of Science, and a member of the National Academy of Medicine. Dr. Hyman received his B.A. from Yale College, an M.A. from the University of Cambridge, which Dr. Hyman attended as a Mellon fellow studying history and philosophy of science, and an M.D. from Harvard Medical School. Dr. Hyman brings to our Board of Directors a deep expertise as a world-renowned leader in neuroscience leading large-scale, collaborative research programs aimed to discover and develop novel biomarkers and therapeutics for neuropsychiatric diseases.

Dina Katabi, Ph.D. has been a member of our Board of Directors since November 2023. Dr. Katabi is the co-founder and president of Emerald Innovations, a health analytics company that specializes in digital health solutions for passive, contactless in-home monitoring. Dr. Katabi is also the inaugural Thuan and Nicole Pham Professor of Electrical Engineering and Computer Science and the Director of the Massachusetts Institute of Technology’s Center for Wireless Networks and Mobile Computing. Dr. Katabi is a MacArthur Fellow and a member of the National Academy of Engineering (NAE), the National Academy of Sciences (NAS), the National Academy of Medicine (NAM) and the American Association of Arts and Sciences (AAAS). Dr. Katabi’s research focuses on advanced wireless sensing, applied machine learning, and digital health. Several startups have been spun out of Dr. Katabi’s laboratory. Dr. Katabi has received honorary degrees from the American University of Beirut, the American University of Cairo, and the Catholic University of America. Dr. Katabi received her Ph.D. and M.S. in computer science from MIT and her B.S. from Damascus University. Dr. Katabi’s scientific background and experiences qualify her to serve as a member of the Board of Directors.

Independence of Directors

As required under the listing standards of the Nasdaq Capital Market (“Nasdaq”), a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following four directors satisfy the independence standard established by the Nasdaq listing standards, as well as the Corporate Governance Guidelines adopted by our Board of Directors: Drs. Hyman, Katabi and De Souza and Mr. Higgins. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company.

Board Leadership Structure

The Board of Directors of the Company has an independent Chairman, Dr. De Souza, who has authority, among other things, to call and preside over Board meetings, including meetings of the independent directors, to set meeting agendas and to determine materials to be distributed to the Board. Accordingly, the Board Chairman has substantial ability to shape the work of the Board. The Company believes that separation of the positions of Board Chairman and Chief Executive Officer or President reinforces the independence of the Board in its oversight of the business and affairs of the Company. In addition, the Company believes that having an independent Board Chairman creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of the Company and its shareholders. As a result, the Company believes that having an independent Board Chairman can enhance the effectiveness of the Board as a whole.

Role of the Board in Risk Oversight

One of the Board’s functions is informed, tailored oversight of the Company’s risk management process. The Board oversees risk directly through the Board as a whole, as well as through various Board standing committees that address risks specific to their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company.

We have implemented and continue to refine an enterprise risk management process. On an ongoing basis, we identify key risks, assess their potential impact and likelihood, and, where appropriate, implement operational measures and controls or purchase insurance coverage in order to help ensure adequate risk mitigation. Periodically, key risks, status of mitigation activities, and potential new or emerging risks are reported to and discussed with senior management and further addressed with our Board, as necessary. On at least an annual basis, a long-term comprehensive enterprise risk management update is provided to our Board.

Our Audit Committee has the responsibility to consider and discuss our major financial and IT risk exposure and the approach management uses to monitor and control this exposure, including guidelines and policies to govern the risk management processes. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function.

Our Nominating and Corporate Governance Committee monitors the effectiveness of our Corporate Governance Guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct.

Our Compensation Committee oversees and reviews our compensation policies and programs to ensure that they encourage an appropriate balance of risk and reward, and that they align management’s incentives with those of our shareholders.

Meetings of the Board of Directors, Attendance and Overboarding

The Board of Directors met eight times and acted by written consent on several occasions in 2025. No director attended less than 75% of the meetings of the Board of Directors and its committees on which he or she served.

In addition, as provided in our Corporate Governance Guidelines, all directors are expected to be able to dedicate sufficient time to ensure the diligent performance of his or her duties on the Company’s behalf, including attending Board and applicable committee meetings as well as the annual meetings of shareholders. All our directors attended the 2025 annual meeting of shareholders.

Our Corporate Governance Guidelines also provide that directors should not serve on more than a total of four public company boards of directors and that directors who hold the position of Chief Executive Officer of a public company should not serve on more than a total of two public company boards of directors (including the board of his or her own company). The Company also expects that each director will avoid circumstances that create an actual or perceived conflict of interest and has a process in place to appropriately evaluate any perceived conflict of interest. Our Nominating and Corporate

Governance Committee and Board of Directors regularly evaluate our directors’ commitments at other public companies to confirm compliance with our overboarding policy, discussed above, and to ensure that they are able to devote sufficient time to their duties at the Company.

Information Regarding Committees of the Board of Directors

The Board of Directors has three committees: (a) an Audit Committee, (b) a Compensation Committee and (c) a Nominating and Corporate Governance Committee, each of which operates pursuant to a charter adopted by our Board. The following table provides membership of each Board committee.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Errol B. De Souza, Ph.D.	I	C
Michael F. Higgins.	C	I
Steven E. Hyman, M.D.	I		C
Dina Katabi, Ph.D.			I

C = Committee Chairperson

I = Independent Committee Member

Below is a description of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each such committee has authority to engage legal counsel or other experts or consultants, as it deems necessary to carry out its responsibilities. The Board of Directors has determined that each member of each such committee meets the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company.

Audit Committee

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee is responsible for, among other duties:

•
reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements, earnings releases and related disclosures;
•
discussing with management and our independent registered public accounting firm the quality and adequacy of our internal controls and internal auditing procedures, including any material weaknesses in either;
•
discussing with management and our independent registered public accounting firm any significant risks or exposures facing the Company and the related mitigation plans, and reviewing the Company’s compliance with such mitigation plans;
•
reviewing and discussing with management and our independent registered public accounting firm the quality and acceptability of our accounting policies and all material correcting adjustments;
•
appointing, retaining, overseeing and approving the compensation for and, when necessary, terminating our independent registered public accounting firm;
•
approving all audit services and all permitted non-audit, tax and other services to be performed by our independent registered public accounting firm, in each case, in accordance with the Audit Committee’s pre-approval policy;
•
discussing with our independent registered public accounting firm its independence and ensuring that it receives the written disclosures regarding these communications required by the Public Company Accounting Oversight Board;
•
reviewing and approving all related party transactions;
•
recommending to our Board of Directors whether the audited financial statements should be included in our annual report and preparing the report of our Audit Committee required by SEC rules;

•
reviewing with our independent registered public accounting firm all material communications between our management and our independent registered public accounting firm;
•
reviewing, updating and recommending to our Board of Directors changes to our Code of Business Conduct and Ethics;
•
overseeing the integrity of our information technology systems, processes and data and reviewing and assessing with management the adequacy of security for such technology systems, processes and data; and
•
establishing procedures for the receipt, retention, investigation and treatment of accounting related complaints and concerns.

The Audit Committee is currently composed of three directors: Mr. Higgins, who serves as Chair, Dr. De Souza and Dr. Hyman. Each member of the Audit Committee is financially literate and has accounting or related financial management expertise. The Audit Committee met five times during fiscal year 2025. The Board has adopted a written Audit Committee charter that is available to shareholders on our website at www.cyclerion.com.

The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq rules).

The Board of Directors has also determined that Mr. Higgins qualifies as an “audit committee financial expert,” as defined under applicable SEC rules. The Board made a qualitative assessment of Mr. Higgins’ level of knowledge and experience based on a number of factors, including his formal education and prior experience at public reporting companies.

Compensation Committee

The Compensation Committee of the Board of Directors acts on behalf of the Board to, among other things, administer the Company’s compensation policies and human resources philosophy, and to enable the Company to attract and motivate qualified personnel and advise the Board regarding, and facilitate the Board’s oversight of, the compensation of members of the Board and the Company’s CEO and other executive officers. The Compensation Committee is responsible for, among other duties:

•
reviewing and recommending to the Board annually, corporate goals and objectives relevant to executive officer compensation and evaluating and approving the performance of executive officers in light of those goals and objectives;
•
reviewing and approving executive officer compensation, including salary, bonus and incentive compensation, deferred compensation, perquisites, equity compensation, benefits provided upon retirement, severance or other termination of employment and any other forms of executive compensation;
•
reviewing and approving our President and Chief Executive Officer’s compensation based on its evaluation of our President and Chief Executive Officer’s performance;
•
reviewing and making recommendations to our Board of Directors, or approving, any contracts or other transactions with our current or former executive officers, including consulting arrangements, employment contracts, severance or termination arrangements and loans to employees;
•
overseeing and administering our incentive compensation plans and equity-based plans and recommending to our Board of Directors the adoption of new incentive compensation plans and equity-based plans and any amendments to our existing plans;
•
reviewing the compensation and benefits paid to directors for service on our Board of Directors and the committees of our Board of Directors and recommending any changes in such compensation and benefits to our Board of Directors;

•
reviewing our management succession and development plans, including plans with respect to our Chief Executive Officer and President; and
•
reviewing and discussing with management any compensation related material required to be included in our filings with the SEC and recommending to our Board of Directors whether such compensation related material should be included in such filings.

The Compensation Committee is currently composed of two directors: Dr. De Souza, who serves as Chairman of the Compensation Committee and Mr. Higgins. All members of the Company’s Compensation Committee are independent (as independence is currently defined in Rule 5605(d)(2) of the Nasdaq listing standards), and each of whom qualifies as a “non-employee director” (within the meaning of Rule 16b-3 of the Exchange Act) and an “outside director” (within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”)). The Compensation Committee met three times and acted by written consent on several occasions in fiscal year 2025. The Board has adopted a written Compensation Committee charter that is available to shareholders on the Company’s website at www.cyclerion.com.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee are or have at any time during the past three years been an officer or employee of ours or was formerly an officer or employee of ours. Except as described below, none of our executive officers serve as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.

Typically, the Compensation Committee meets twice per year and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the Chief Executive Officer and President. The Compensation Committee does not currently retain a compensation consultant. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer and President may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding her compensation or individual performance objectives. Under the Compensation Committee’s charter, it has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and legal, accounting or other advisors that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, and certain other types of advisers, only after taking into consideration factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that such independence assessment be undertaken when the advisers role is limited to consulting on broad based plans generally available to all salaried employees, or providing non-customized information.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors is responsible for, among other duties:

•
identifying individuals qualified to become members of our Board of Directors;
•
recommending to our Board of Directors the persons to be nominated for election as directors;
•
assisting our Board of Directors in recruiting such nominees;
•
recommending to our Board of Directors qualified individuals to serve as committee members;
•
performing an annual evaluation of our Board of Directors;
•
evaluating the need and, if necessary, creating a plan for the continuing education of our directors;

•
evaluating and approving any requests from our executive officers to serve on the board of directors of another for-profit company; and
•
assessing and reviewing our Corporate Governance Guidelines and recommending any changes to our Board of Directors.

The Nominating and Corporate Governance Committee is composed of two directors: Dr. Hyman, who serves as Chair, and Dr. Katabi. Each member of the Nominating and Corporate Governance Committee is independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee met three times during fiscal 2025 and took action by written consent once in 2025. The Board has adopted a written Nominating and Corporate Governance Committee charter that is available to shareholders on the Company’s website at www. Cyclerion.com.

It is the policy of the Board that directors should possess strong personal and professional ethics, integrity and values, demonstrate a keen understanding of, and enthusiasm for, the Company, its business and its industry, and be committed to representing the long-term interests of the Company’s shareholders. The composition of the Board should also encompass a range of talents, ages, skills, diversity, business experience and clinical/scientific expertise sufficient to provide sound and prudent oversight with respect to the operations and interests of the Company.

When considering potential nominees for director, the Nominating and Corporate Governance Committee looks to maintain a balance of perspectives, qualifications, qualities and skills on the Board, and will look for nominees who exhibit, among other qualities:

•
the highest professional and personal ethics;
•
broad experience in business, the biopharmaceutical industry, government or science;
•
ability to provide insights and practical wisdom based on their experience and expertise;
•
commitment to enhancing shareholder value;
•
sufficient time to carry out their duties effectively (their service on other boards of public companies should be limited as set forth in the Company’s Corporate Governance Guidelines);
•
compliance with legal and regulatory requirements;
•
ability to develop a good working relationship with other Board members and contribute to the Board’s working relationship with senior management of the Company; and
•
except in exceptional cases, satisfy the independence standards established by the Nasdaq listing standards.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Nominating and Corporate Governance Committee may also consider such other factors as it may deem are in the best interests of the Company and its shareholders.

The Company is committed to inclusion and diversity within the Board and confirms that its policy of non-discrimination based on race, color, religion, gender, national origin, ethnicity, age, disability, veteran status, pregnancy, marital status, sexual orientation or any other reason prohibited by applicable law applies in the assessment and selection of all director candidates.

The Nominating and Corporate Governance Committee may use any process it deems appropriate for the purpose of evaluating candidates that is consistent with the policies set forth in its charter, the Company’s Bylaws, the Company’s Corporate Governance Guidelines and its policy, which process may include, without limitation, personal interviews, background checks, written submissions by the candidates and third-party references. Although the Nominating and Corporate Governance Committee may seek candidates that have different qualities and experiences at different times in order to maximize the aggregate experience, qualities and strengths of the Board members, nominees for each election or appointment of directors shall be evaluated using a substantially similar process and under no circumstances shall the Nominating and Corporate Governance Committee evaluate nominees recommended by a shareholder of the Company pursuant to a process substantially different than that used for other nominees for the same election or appointment of directors.

Board Diversity

Of our total number of six directors, we have two directors who are female, and one director who is Asian. As noted above, when considering director candidates, our Nominating and Corporate Governance Committee considers any diversifying factors they deem appropriate, including, among other things, diversity in professional and personal experience, skills, background, race and gender.

Shareholder Communications with the Board of Directors

Our Board of Directors will consider any written or electronic communication from our shareholders to the Board, a committee of the Board or any individual director. Any shareholder who wishes to communicate to the Board of Directors, a committee of the Board or any individual director should submit written or electronic communications to our secretary at our principal offices, which shall include contact information for such shareholder. All communications from shareholders received shall be forwarded by our secretary to the appropriate recipient(s) on a periodic basis, but in any event no later than the Board of Director’s next scheduled meeting. The appropriate recipient(s) will consider and review carefully any communications from shareholders forwarded by our secretary.

Corporate Governance Guidelines, Code of Business Conduct and Ethics, Insider Trading Policy and Clawback Policy

Our Board of Directors has adopted Corporate Governance Guidelines that set forth the responsibilities of the Board of Directors and the qualifications and independence of its members and the members of its standing committees. In addition, our Board of Directors adopted a Code of Business Conduct and Ethics setting forth standards applicable to all of our directors, officers and employees. The Corporate Governance Guidelines and Code of Business Conduct and Ethics are available on our website at www.cyclerion.com. We expect that any amendment to the code, or any waivers of its requirements, which apply to our Chief Executive Officer or President, Chief Financial Officer, will be disclosed on our website.

We have adopted an Insider Trading Prevention Policy that applies to all of our employees, officers and directors, including our Chief Executive Officer and other executive officers, which prohibits such individuals from purchasing financial instruments, or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in market value of our Common Stock, such as prepaid variable forward contracts, equity swaps, collars, forward sale contracts and exchange funds. Our Insider Trading Prevention Policy also prohibits the Company from transacting in our securities unless in compliance with applicable U.S. securities laws, rules and regulations and applicable stock exchange listing standards.

Our insider trading compliance officer, as designated by our Board, a committee thereof or an executive officer of the Company (the “Compliance Officer”) assists with implementing, interpreting and enforcing our Insider Trading Prevention Policy, pre-clearing trading activities of certain people, and pre-approving any 10b5-1 plans; provided that if the designated Compliance Officer’s service with the Company is terminated, or no one else has been designated as a Compliance Officer by the Board, a committee thereof or an executive officer of the Company, then our outside general counsel will be deemed to be the Compliance Officer for the purposes of our Insider Trading Prevention Policy. The Insider Trading Prevention Policy can be found as Exhibit 19 in our Annual Report on Form 10-K that was filed with the SEC on March 30, 2026. We will furnish to any person without charge, upon written request, a copy of our Insider Trading Prevention Policy and requests may be directed to our secretary at our principal offices.

The Board has adopted a Clawback Policy that applies to Executive Officers (as defined in the Clawback Policy). The Clawback Policy can be found as Exhibit 97.1 in our Annual Report on Form 10-K that we filed with the SEC on March 5, 2024. We will furnish to any person without charge, upon written request, a copy of our Clawback Policy and requests may be directed to our secretary at our principal offices.

Legal Proceedings Involving Directors, Officers or Affiliates

There are no legal proceedings ongoing as to which any director, officer or affiliate of the Company, and to our knowledge, any owner of record or beneficially of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or stockholder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our affiliates.

Risk Oversight

The business of the Company is managed with the oversight of the Board. While the full Board has the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas. In particular, our Audit Committee oversees management of enterprise risks as well as financial risks. Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 30, 2026 and the risks outlined in our subsequent public filings with the SEC. Our Board is actively involved in oversight of risks that could affect us. This oversight is conducted by the Board, which has responsibility for general oversight of risks, but the Audit Committee assists the Board in fulfilling such oversight responsibilities. Risk assessment and oversight are an integral part of our governance and management processes. The Board encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducted a specific strategic session during the year that included a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews risks with the Board at regular Board meetings as part of management presentations that focus on the Company’s overall operations and presents the steps taken by management to mitigate or eliminate such risks.

The Board does not have a standing risk management committee, but rather administers this oversight function through the Audit Committee and the Board as a whole. The Board is responsible for monitoring and assessing strategic risk exposure, and the Audit Committee assists the Board in fulfilling such oversight responsibilities by overseeing our major risk exposures, including significant financial, information technology, and cybersecurity risks, and the steps our management has taken to monitor and control these exposures. The Audit Committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related-person transactions. Our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements and the incentives created by the compensation awards it administers. Our Nominating and Corporate Governance Committee works together with our Audit Committee and they are responsible for overseeing the management of compliance and regulatory risks facing the Company and risks associated with business conduct and ethics. Our Nominating and Corporate Governance Committee also oversees risks associated with corporate governance. In addition, pursuant to our Board’s instruction, management regularly reports on applicable risks to the relevant committee or the full Board, as appropriate, with additional review or reporting on risks conducted as needed or as requested by our Board and its committees.

Our Board periodically reviews its governance and committee structure to ensure that it continues to meet the Company’s needs.

Communications from Stockholders

The Board has in place a process for stockholders to send communications to the Board. Specifically, the Board will review and give appropriate attention to written communications submitted by stockholders and other interested parties, and will respond if and as appropriate. Absent unusual circumstances or as otherwise contemplated by committee charters, the Chairperson of the Nominating and Corporate Governance Committee will, with the assistance of our legal counsel, (1) be primarily responsible for monitoring communications from stockholders and (2) provide copies or summaries of such communications to the other directors as he or she considers appropriate. Communications will generally be forwarded to all directors if they relate to substantive matters and include suggestions or comments that the Chairperson of the Nominating and Corporate Governance Committee considers to be important for the directors to consider.

Stockholders and other interested parties who wish to send communications on any topic to the Board should address such communications to Chairperson of the Nominating and Corporate Governance Committee, c/o Secretary, Cyclerion Therapeutics, Inc., 245 First Street, 18th Floor, Cambridge, MA 02142. Stockholders and other interested parties who wish to contact any non-management director, the presiding non-management director or the non-management directors as a group, should address such communications to the non-management director (or group of directors) they wish to contact (or if any, to “Any Non-Management Director”), c/o Secretary, Cyclerion Therapeutics, Inc., 245 First Street, 18th Floor, Cambridge, MA 02142.

Executive Officers and Significant Employees

Executive Officers. The following table sets forth information regarding our executive officers as of April 21, 2026:

Our executive officers, and their respective ages as of April 21, 2026, are as follows:

Name	Age	Position(s) with the Company
Regina M. Graul, Ph.D.	49	President and Chief Executive Officer
Rhonda M. Chicko	60	Chief Financial Officer

No executive officer is related by blood, marriage or adoption to any other director or executive officer.

Information with respect to Regina M. Graul, Ph.D., our President and Chief Executive Officer, who serves on our Board of Directors, may be found under the listing of director biographies of this Form 10-K/A.

Rhonda M. Chicko, C.P.A. is a consultant to the Company and has served as our Chief Financial Officer since January 2024. Ms. Chicko has been consulting as a chief financial officer to various life science companies since October 2019. Ms. Chicko previously served as chief financial officer of Scholar Rock from April 2018 through October 2019 and vice president of finance at Editas Medicine from September 2015 through March 2018. From 2005 to 2015, Ms. Chicko worked at Ironwood Pharmaceuticals, Inc. in financial roles of increasing responsibility, culminating as senior director, finance and tax. Earlier in her career, Ms. Chicko held a range of positions at investment management and accounting firms, including Wellington Management Company, LLP and PricewaterhouseCoopers, LLP. Ms. Chicko holds a M.S.T. from Bentley University and a B.S. in accounting from Le Moyne College.

Item 11. Executive Compensation.

As a smaller reporting company, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to, reduced disclosure obligations regarding executive compensation in our proxy statements, including the requirement to include a Compensation Discussion and Analysis, and provide information relating to the ratio of total compensation of our Chief Executive Officer and President to the median of the annual total compensation of all of our employees. We have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies. As a smaller reporting company, we are permitted to limit reporting of compensation disclosure to our principal executive officer and our two other most highly compensated executive officers, which we refer to as our “named executive officers” or our “NEOs.”

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by, and paid to our named executive officers with respect to the years ended December 31, 2025 and December 31, 2024. Regina M. Graul, Ph.D., our President and Chief Executive Officer, joined the Company on December 1, 2023 and Rhonda M. Chicko, a consultant who serves as our Chief Financial Officer, commenced services to the Company in January 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Equity Awards ($)(2)	Severance and Separation Compensation ($)	All Other Compensation ($)(3)	Total ($)
Regina M. Graul, Ph.D.	2025	420,000	100,000	-	-	52,153	572,153
President and Chief Executive Officer	2024	390,831	125,000	323,665	-	35,327	874,823
Rhonda M. Chicko (4)	2025	355,425	-	53,553	-	-	408,978
Chief Financial Officer and Corporate Secretary	2024	249,900	-	-	-	-	249,900

(1)
Reflects cash bonuses paid to Dr. Graul in 2024 and 2025.

(2)
Reflects (i) the fair value of a stock option award on the date of grant issued in 2024 for Ms. Graul and in 2025 for Ms. Chicko calculated in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation—Stock Compensation, and (ii) for Ms. Graul, the value of restricted stock awards based on the market value of the Company’s Common Stock on the dates of grant in 2024 and 2025. Each of the option grants and stock awards vest over a four-year period, subject to certain exemptions. For a discussion of the assumptions used in the valuation of awards, see Note 7 to our consolidated and combined financial statements for the year ended December 31, 2025, included in our Annual Report on Form 10-K that we filed with the SEC on March 30, 2026. All values reported exclude the effects of potential forfeitures.
(3)
Consists of amounts for reimbursement for medical insurance premiums, the employer contribution to the Company’s 401(k) plan for Dr. Graul and a work from home stipend.
(4)
Ms. Chicko currently serves as a consultant to the Company and does not receive employee benefits.

Outstanding Equity Awards as of December 31, 2025

	Grants of Plan-Based Option Awards
Name of Optionee	Exercisable Stock Options (#)	Per Share Option Exercise Price ($)	Option Expiration Date
Regina M. Graul, Ph.D.(1)	19,771	3.30	August 4, 2034
Rhonda Chicko(2)	11,370	2.355	August 6, 2035

(1)
Consists of an incentive stock option granted in August 2024 to purchase up to 55,849 shares of the Corporation’s common stock pursuant to the 2019 Equity Incentive Plan. These 55,849 shares vest ratably in monthly installments over a 48-month period commencing August 31, 2024 and ending August 4, 2028, provided that Dr. Graul remains employed by the Company on such applicable vesting date, subject to certain exemptions.
(2)
Consists of a non-qualified stock option granted in August 2025 to purchase up to 25,000 shares of the Corporation’s common stock pursuant to the 2019 Equity Incentive Plan. This option provided for immediate vesting of 8,750 shares from with the remaining unvested shares vesting ratably over a 30 month period commencing on August 31, 2025 and ending February 29, 2028, provided that Ms. Chicko remains a consultant by the Company on such applicable vesting date, subject to certain exemptions.

Name	Grant Date	Number of securities underlying the award (#)	Exercise price of the award ($/share)	Grant date fair value of the award ($/share)
Regina M. Graul, Ph.D.	08/05/2024	55,849	3.30	2.80
Rhonda Chicko	08/07/2025	25,000	2.355	2.14

	Grants of Plan-Based Restricted Stock Awards
Name of Restricted Stock Recipient	Restricted Stock Award (#)	Vested Restricted Stock (#)	Unvested Restricted Stock (#)	Market Value of Shares of Stock That Have Not Yet Vested(1)
Regina M. Graul, Ph.D.(2)	100,000	59,151	40,849	51,878

(1)
Market value is based on the closing price for the Company’s Common Stock as reported by Nasdaq on December 31, 2025 of $1.27 per share.
(2)
Consists of a restricted Common Stock award granted to Dr. Graul on December 1, 2023 and a second restricted Common Stock award granted on January 1, 2024 in consideration for her services as an employee of the Company. These shares of restricted Common Stock provided for immediate vesting of 10,000 shares from each award with the remaining unvested shares vesting ratably over a 48 month period from the date of grant, subject to certain exemptions.

Narrative to Summary Compensation Table

The Compensation Committee of our Board of Directors determines our executives’ compensation and determines the compensation of our named executive officers. For 2025, our Compensation Committee reviewed and discussed management’s proposed compensation. The three primary elements of our executive officer compensation program for Dr. Graul, our President and Chief Executive Officer, are annual base salary, non-equity incentive plan compensation, and long-term equity incentive compensation.

Annual Base Salary

Dr. Graul joined the Company and became President on December 1, 2023. Her base salary was initially set at $372,000 per year and increased in August 2024 to $420,000 per year. She received a one-time cash bonus of $75,000 in January 2024 and a one-time cash bonus of $50,000 in December 2024. She also received a bonus of $80,000 in connection with the signing of the license agreement with MIT in 2024 and a bonus of $20,000 in connection with the amendment to the Akebia license agreement in December 2024.

Ms. Chicko joined the Company in January 2024 as our Chief Financial Officer. Ms. Chicko performs her services on a part-time basis as an independent consultant and is compensated on an hourly basis for her services, which shall not exceed $350,175 per year without the approval of the Compensation Committee of the Board.

The annual base salaries of our named executive officers have been determined and approved (and are periodically reviewed) by our Compensation Committee in order to compensate our named executive officers for the satisfactory performance of duties to the Company. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our named executive officers have been set at levels deemed necessary to attract and retain individuals with superior talent and are in line with base salaries of similar roles at our peer group companies.

Other Equity-Based Awards

Our equity-based incentive awards granted to our named executive officers are designed to align the interests of our named executive officers with those of our shareholders. Vesting of equity awards is generally tied to each officer’s continuous service with us and serves as an additional incentive measure. Our executives generally are awarded an initial new hire grant upon commencement of employment and are typically awarded annual grants in line with the practice of our peer group. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance. We generally avoid granting stock options, stock appreciation rights or similar option-like instruments in relation to the disclosure of material non-public information except to new hires or in connection with the promotion of any employee to a new position. No option was granted in 2025 within four business days before and one business day after the filing of a periodic report or the filing of furnishing of a current report on Form 8-K that contains material nonpublic information (other than disclosure of a material new option award grant under Item 5.02(e) of Form 8-K.

Sale Bonus to Dr. Graul

On March 30, 2026, the Company entered into an Amended Offer Letter with Dr. Graul which provides that if the Company consummates a merger or other transaction after which the holders of its common stock immediately before the merger or other transaction do not directly or indirectly beneficially own more than 50% of the voting power of the Company’s (or its successor’s or the Company’s ultimate parent’s) equity securities (a “Change of Control”), subject to the achievement of certain performance metrics (as determined by the Board in its reasonable discretion) and to Dr. Graul’s continued employment with the Company on the date of the consummation of such Change of Control, Dr. Graul will be entitled to receive a transaction bonus (the “Transaction Bonus”) in an amount up to $150,000. Any Transaction Bonus will be paid, if at all, on or as soon as reasonably practicable following (but in no event more than ten (10) days following) the consummation of the Change of Control.

Severance Arrangements

As the Company’s President and Chief Executive Officer, Dr. Graul is eligible for severance benefits in certain circumstances. If her employment is terminated by the Company without Cause or she resigns for Good Reason (each as defined in her Amended Offer Letter), then if Dr. Graul executes and delivers to the Company a separation and general release agreement prepared by the Company and in a form acceptable to the Company, which will release any and all claims based on her employment with the Company (the “Release”), and (as applicable) without her having revoked the Release, within 60 days following the date on which her employment terminates (the “Termination Date”), she will be entitled to the following severance benefits:

a)
An amount equal to nine (9) months of her base pay in effect as of the Termination Date;
b)
An amount equal to twelve (12) months of health insurance premium contributions at the same monthly rate the Company provides reimbursement for such health insurance premium contributions immediately prior to the Termination Date; and
c)
Any Company equity or equity-based awards (including without limitation the Initial Restricted Stock Grant, the Second Restricted Stock Grant, and the Option Grant) she holds immediately prior to the Termination Date shall immediately accelerate and become fully vested and exercisable as of the Termination Date.

If Dr. Graul is or becomes eligible for any severance or notice payments or benefits pursuant to any federal, state, or local law, any severance payment will be offset by such severance or notice payments or benefits.

Retirement Benefits and Other Compensation

Dr. Graul is eligible for certain benefits, including reimbursement for health insurance premiums, a work from home stipend, and certain other benefits. In addition, we maintain a 401(k) plan intended to qualify as a tax-qualified plan under Section 401 of the U.S. Internal Revenue Code of 1986, as amended, which Dr. Graul is eligible to participate in on the same basis as our other employees. The 401(k) plan has a 75% matching Company contribution on the first $8,000 of an employee’s annual contribution. Dr. Graul did not participate in, or otherwise receive any other benefits under any pension, retirement or deferred compensation plan sponsored by us (other than our 401(k) plan, as mentioned above) during 2025.

Cyclerion Equity Compensation Plan Information

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

The following table provides certain information regarding Cyclerion’s equity compensation plans in effect as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	297,762	(1)	$149.75	382,900	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	297,762		149.75	382,900

_________________________

(1)
Includes shares issuable upon exercise of outstanding options under Cyclerion’s 2019 Equity Incentive Plan (the “2019 Plan”).and the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”)
(2)
Consists of 291,952 shares available under the 2019 Plan and 2010 Plan and 90,948 shares available under Cyclerion’s 2019 Employee Stock Purchase Plan (“2019 ESPP”). On January 1 of each year, the number of shares reserved under the 2019 Plan is automatically increased by 4% of the total number of shares of common stock that are outstanding at that time, or a lesser number of shares as may be determined by the Cyclerion Board at any time before the Annual Meeting. To date, no additional shares were added in 2026 to the number of available shares under the 2019 Plan in 2026 or to the reserve under the 2019 ESPP.

Director Compensation

We provide compensation to our non-employee directors that is designed to enable us to attract and incentivize high quality directors, provide them with compensation at a level that is consistent with our compensation objectives and encourage their ownership of our stock to further align their interests with those of our shareholders.

Our directors who are our full-time employees receive no additional compensation for service as a member of our Board of Directors. In connection with the reformulation of our Board of Directors in late 2023 following the Tisento Asset Sale Transaction, the Compensation Committee revised our compensation plan for non-employee directors and has developed a plan to award our non-employee directors restricted stock grants, currently set at 20,000 shares of restricted Common Stock, which shares vest in installments over a 42-month period. In order to conserve cash, since December 2023, no director has received cash fees for services rendered as a director, except that each outside director received a one-time cash fee in January 2024 of $12,000 or less, other than Dr. De Souza who received a one-time cash fee of $30,000 for his additional services as Chairman of the Board of Directors. No Director received additional cash compensation or new equity grants in 2025. During the time that Dr. Hecht served as Chief Executive Officer, he received no cash fees for serving on the Board of Directors.

The following table sets forth information regarding compensation awarded to, earned by, and paid to our non-employee directors (all directors other than Ms. Graul) for the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Restricted Stock Awards(2)	Total ($)
Errol B. De Souza, Ph.D.	-	-	-	-
Peter M. Hecht, Ph.D.
Michael F. Higgins	-	-	-	-
Steven E. Hyman, M.D.
Dina Katabi, Ph.D.	-	-	-	-

_________________________

(1)
On June 14, 2022, each non-employee director (other than Mr. Higgins, Dr. Hyman and Dr. Katabi) was granted an annual stock option award to purchase 500 shares of the Company’s Common Stock having an exercise price per share equal to the closing price on the grant date or $10.60 per share. These stock option awards vested in full on the first anniversary of the grant date subject to the terms and conditions of the stock option award agreement and are all outstanding as of December 31, 2024. On July 25, 2022, in connection with Dr. Hyman joining the Board, he was granted a pro-rata annual stock option award to purchase 887 shares of the Company’s Common Stock and an initial stock option award to purchase 2,000 shares of the Company’s Common Stock, each at an exercise price per share equal to the closing price on the grant date or $15.50 per share. Dr. Hyman’s annual stock option award vests in full on the first anniversary of the grant date and his initial stock option award vests in 36 equal monthly installments over a three-year period following the date of grant, in each case, subject to the terms and conditions of the stock option award agreement and are all outstanding as of December 31, 2024. On May 15, 2023, each of Dr. De Souza and Dr. Hyman was granted an annual stock option award to purchase 1,000 shares of the Company’s Common Stock having an exercise price per share equal to the closing price on the grant date or $3.82 per share. These stock option awards vested in full on the first anniversary of the grant date subject to the terms and conditions of the stock option award agreement and are all outstanding as of December 31, 2025. The amounts in the above table reflect the fair value of stock option awards on the date of grant calculated in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation—Stock Compensation. For a discussion of the assumptions used in the valuation of awards, see Note 8 to our consolidated and combined financial statements for the year ended December 31, 2025, included in our Annual Report on Form 10-K that we filed with the SEC on March 30, 2026. All values reported exclude the effects of potential forfeitures.
(2)
The Company granted restricted stock awards during the year ended December 31, 2023 to the members of the Board of Directors for their services as members of the Board of Directors. These director restricted stock awards were issued in November 2023, with each director (other than Terrance McGuire who served as a member of the Board at that time) receiving an award of 20,000 shares of restricted Common Stock. Dr. De Souza, as Chairman of the Board of Directors, received an additional grant of 30,000 shares of restricted Common Stock for his services as Chairman of the Board of Director. All of these grants provided for an initial vesting of a portion of the shares with the remainder vesting ratably over a 42-month period, subject to earlier vesting as set forth in the 2019 Equity Plan. Compensation expense is recognized over the applicable service period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders of Cyclerion

As of March 30, 2026, Cyclerion had 4,330,314 shares of Cyclerion Common Stock issued and outstanding. The table below shows certain information about the beneficial ownership of Cyclerion Common Stock, as of March 30, 2026, by:

•
each of Cyclerion’s directors,
•
each of Cyclerion’s named executive officers, and
•
all of Cyclerion’s directors and executive officers as a group.

In accordance with SEC rules, Cyclerion has included in the column “Number of Shares Beneficially Owned” all shares of Cyclerion Common Stock over which the person has sole or shared voting or investment power as of March 30, 2026, and all shares of Cyclerion Common Stock that the person has the right to acquire within 60 days after March 30, 2026 through the exercise of any stock options. All shares that a person has a right to acquire within 60 days of March 30, 2026 are deemed outstanding for the purpose of computing the percentage beneficially owned by the person, but are not deemed outstanding for the purpose of computing the percentage beneficially owned by any other person. Unless otherwise indicated, each person has the sole power (or shares the power with a spouse) to invest and vote the shares of Cyclerion Common Stock listed opposite the person’s name. Where applicable, ownership is subject to community property laws. Our inclusion of shares in this table as beneficially owned is not an admission of beneficial ownership of those shares by the person listed in the table.

The percentage of beneficial ownership in the table below is based on 4,330,314 shares of Common Stock outstanding and 351,037 shares of Common Stock that may be issued upon conversion of shares of our preferred stock purchased by Dr. Hecht in May 2023, each as of March 30, 2026. The address of all named executive officers and directors is 245 First Street, 18th Floor, Cambridge, MA 02142.

Name of Beneficial Owner	Number of Shares of Beneficially Owned	Percentage of Shares Beneficially Owned
Directors and Named Executive Officers:
Errol B. De Souza, Ph.D.(1)	52,500	1.1%
Peter M. Hecht, Ph.D.(2)	1,021,224	21.3%
Michael F. Higgins(3)	30,740	*
Steven E. Hyman, M.D.(4)	23,887	*
Dina Katabi, Ph.D.(5)	20,000	*
Regina M. Graul, Ph.D.(6)	124,423	2.6%
Rhonda M. Chicko(7)	13,484	*
All executive officers and directors as a group (7 persons)	1,286,258	26.6%

* Denotes less than 1%

This table is based upon information supplied by officers, directors and shareholders known by us to be beneficial owners of more than 5% of our Common Stock, information obtained from Schedules 13G or 13D filed with the SEC and based on information publicly available reporting beneficial ownership of our Common Stock. Unless otherwise noted below, no shareholder has had any position, office or other material relationship with us or any of our predecessors or affiliates within the past three years.

(1)
Consists of (i) 20,000 shares of Common Stock issued on November 30, 2023 as restricted Common Stock for services as a member of the Company’s Board of Directors, of which 13,759 of these shares are vested through March 30, 2026 and the remaining 6,241 shares vest ratably on a monthly basis through June 1, 2027, provided that Dr. De Souza remains as a director of the Company on each such applicable vesting date, subject to certain exemptions, (ii) 30,000 shares of Common Stock issued on November 30, 2023 as restricted Common Stock for services as Chairman of the Board of Directors, of which 20,625 of these shares are vested through March 30, 2026 and the remaining 9,375 shares vest ratably on a monthly basis through June 1, 2027, provided that Dr. De Souza remains as Chairman of the Board of Directors of the Company on each such applicable vesting date subject to certain exemptions, and (iii) an additional 2,500 shares of Common Stock that underlie stock options that are currently exercisable or will be exercisable within the next 60 days.
(2)
Consists of (i) 559,203 shares of Common Stock held directly by Dr. Hecht, (ii) an additional 110,984 shares of Common Stock that underlie stock options that are currently exercisable or will be exercisable within 60 days, and (iii) 351,037 shares of Common Stock that may be issued upon conversion of shares of our preferred stock purchased by Dr. Hecht in May 2023. These shares of preferred stock have no voting rights but may be converted into our Common Stock by the holder at any time. The shares of Common Stock held directly by Dr. Hecht include (i) 20,000 shares of Common Stock issued on November 30, 2023 as restricted Common Stock for services as a member of our Board, of which 13,759 shares are vested as of March 30, 2026 and the remaining 6,241 shares vest ratably on a monthly basis through June 1, 2027, provided that Dr. Hecht remains as a director of the Company on each such applicable vesting date, subject to certain exemptions, (ii) 15,000 shares of Common Stock issued on

December 1, 2023 as restricted Common Stock, of which 8,764 shares are vested as of March 30, 2026 and the remaining 6,236 shares vest ratably on a monthly basis through November 1, 2027, provided that Dr. Hecht remains as a consultant to or a director of the Company on each such applicable vesting date, subject to certain exemptions, and (iii) 15,000 shares of Common Stock issued on January 2, 2024 as restricted Common Stock, of which 8,613 shares are vested as of March 30, 2026 and the remaining 6,387 shares vest ratably through November 1, 2027, provided that Dr. Hecht remains as a consultant to or a director of the Company on each such applicable vesting date, subject to certain exemptions.
(3)
Consists of (i) 10,740 shares of Common Stock held directly by Mr. Higgins, and (ii) 20,000 shares of Common Stock issued on November 30, 2023 as restricted Common Stock for services as a member of the Company’s Board of Directors, of which 13,759 of these shares are vested as of March 30, 2026 and the remaining 6,241 shares vest ratably on a monthly basis through June 1, 2027, provided that Mr. Higgins remains as a director of the Company on each such applicable vesting date, subject to certain exemptions.
(4)
Consists of (i) 3,887 shares of Common Stock that underlie stock options that are currently exercisable or will be exercisable within 60 days (ii) 20,000 shares of Common Stock issued as restricted Common Stock on November 30, 2023 for services as a member of the Company’s Board of Directors, of which 13,759 of these shares are vested as of March 30, 2026 and the remaining 6,241 shares vest ratably on a monthly basis through June 1, 2027, provided that Dr. Hyman remains as a director of the Company on each such applicable vesting date, subject to certain exemptions.
(5)
Consists of 20,000 shares of Common Stock issued as restricted Common Stock on November 30, 2023 for services as a member of the Company’s Board of Directors, of which 13,759 of these shares are vested as of March 30, 2026 and the remaining 6,241 shares vest ratably on a monthly basis through June 1, 2027 provided that Dr. Katabi remains as a director of the Company on each such applicable vesting date, subject to certain exemptions.
(6)
Consists of (i) 50,000 shares of Common Stock issued to Dr. Graul as restricted Common Stock on December 1, 2023, of which 32,491 of the shares vested as of March 30, 2026 and the remaining 17,509 shares vesting ratably through December 1, 2027, provided that Dr. Graul remains as an employee of the Company on each such applicable vesting date, subject to certain exemptions, (ii) 50,000 shares of Common Stock issued to Dr. Graul as restricted Common Stock on January 1, 2024, with 31,658 of the shares vested as of March 30, 2026 and the remaining 18,342 shares vesting ratably through January 1, 2028, subject to certain exemptions; and (iii) an option to acquire 55,849 shares of Common Stock with 24,423 shares exercisable or which will become exercisable within 60 days with the remainder vesting monthly through July 2028, subject to certain exemptions.
(7)
Consists of (i) 18 shares owned directly by Ms. Chicko and (ii) an option to acquire 25,000 shares of Common Stock with 13,466 shares exercisable or which will become exercisable within 60 days with the remainder vesting monthly through February 2028, subject to certain exemptions.

On April 1, 2026, the Company announced its proposed Merger with Korsana pursuant to the Merger Agreement as described in the Form 8-K as filed by the Company with the SEC on April 1, 2026. All defined terms set forth below not otherwise defined herein are defined in the Merger Agreement. In connection with the Merger:

•
the Company’s directors and officers, holding approximately 24.2% of the outstanding shares of Cyclerion capital stock as of March 31, 2026, on an as-converted to common stock basis, have entered into support agreements with the Company and Korsana to vote all of their shares of common stock in favor of the adoption and approval of the Merger Agreement and the transactions contemplated thereby and the Reverse Stock Split and against any alternative Acquisition Proposals;
•
as of immediately prior to the First Effective Time, each Company stock option that is then outstanding but not then vested or exercisable shall become immediately vested (with all performance conditions associated with such option, if any, deemed satisfied in full) and exercisable in full. At the First Effective Time, each In the Money Parent Option that is then outstanding shall be canceled and the holder thereof shall be entitled to receive (i) an amount in cash without interest, less any applicable tax withholding, equal to the product obtained by multiplying (A) the excess of the Parent Closing Price over the exercise price per share of the common stock underlying such option by (B) the number of shares of common stock underlying such option.
•
as of immediately prior to the First Effective Time, the board shall have adopted appropriate resolutions and taken all other actions necessary and appropriate to provide that the vesting of each outstanding and unvested share of restricted stock shall be accelerated in full effective as of immediately prior to the First Effective Time, contingent on the occurrence of the Closing. The tax withholding obligations for each holder receiving shares of common stock in accordance with the preceding sentence shall be satisfied by the Company withholding from issuance that number of shares of common stock calculated by multiplying the legally-required withholding rate for such holder in connection with such issuance by the number of shares of common stock to be issued in accordance with the preceding sentence, and rounding up to the nearest whole share and remitting such withholding in cash to the appropriate taxing authorities; and
•
all Out of the Money Stock Options will be cancelled for no consideration prior to the Closing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than ten percent of any publicly traded class of the Company’s equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten percent stockholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to the Company during the most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, we believe that our current executive officers and directors and ten percent stockholders complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following discussion is a brief summary of certain material arrangements, agreements and transactions we have with related parties. It does not include all of the provisions of our material arrangements, agreements and transactions with related parties, does not purport to be complete and is qualified in its entirety by reference to the arrangements, agreements and transactions described. We enter into transactions with our stockholders and other entities owned by, or affiliated with, our direct and indirect stockholders in the ordinary course of business. These transactions include, among others, professional advisory, consulting and other corporate services.

March 2025 Private Placement

On March 21, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the investors named therein, including Peter M. Hecht, Ph.D. and Michael F. Higgins, who serve as members of the Company’s Board of Directors (each, an “Investor” and collectively, the “Investors”) for the private placement of 499,998 shares (the “PIPE Shares”) of the Company’s Common Stock, at an offering price of $2.75 per PIPE Share (the “Private Placement”) based on the closing price for the Company’s Common Stock as reported on Nasdaq. The Private Placement closed on March 25, 2025 and the gross proceeds of the Private Placement were $1.375 million, before deducting expenses. Dr. Hecht and Mr. Higgins purchased 181,818 and 9,090 shares of our Common Stock in the Private Placement, respectively. The Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and other obligations of the parties.

In connection with the Private Placement, the Company and the Investors entered into a Registration Rights Agreement, dated March 21, 2025 (the “Registration Rights Agreement”), pursuant to which the Company agreed to register the resale of the PIPE Shares pursuant to a registration statement (the “Registration Statement”) to be filed with the SEC no later than May 9, 2025. The Registration Statement was declared effective by SEC on May 15, 2025. The Company has also agreed to keep the Registration Statement continuously effective from the date on which the SEC declares the Registration Statement to be effective until (i) the date on which the Investors have resold all Registrable Securities (as such term is defined in the Registration Rights Agreement) covered by the Registration Statement and (ii) the date on which no Registrable Securities remain outstanding. The Company has granted the Investors customary indemnification rights in connection with the Registration Rights Agreement. The Investors have also granted the Company customary indemnification rights in connection with the Registration Rights Agreement.

The foregoing description of the Purchase Agreement and the Registration Rights Agreement is not complete and is qualified in its entirety by reference to the full text of the Purchase Agreement and the Registration Rights Agreement, which are filed as Exhibits 10.1 and 10.2, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2025.

Indemnification

We provide indemnification for our directors and executive officers so that they will be free from undue concern about personal liability in connection with their service to the Company. Under our Bylaws, we are required to indemnify our directors and executive officers to the extent not prohibited under Massachusetts law. We have also entered into indemnity agreements with certain officers and directors. These agreements provide, among other things, that we will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Massachusetts law and our Bylaws.

Policy and Procedures for the Review, Approval or Ratification of Transactions with Related Persons

Our Board has adopted a written policy (which we refer to as the “Related Party Policy”) for the review, approval or ratification of “Related Party Transactions” by the independent members of the Audit Committee of our Board. For purposes of the Related Party Policy, a “Related Party Transaction” is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including the incurrence or issuance of any indebtedness or the guarantee of indebtedness) in which (1) the aggregate amount involved will or may be reasonably expected to exceed $120,000 in any fiscal year, (2) the Company or any of its subsidiaries is a participant, and (3) any Related Party (as defined therein) has or will have a direct or indirect material interest.

The Related Party Policy defines “Related Party” as any person who is, or, at any time since the beginning of the Company’s last fiscal year, was (1) an executive officer, director or nominee for election as a director of the Company or any of its subsidiaries, (2) a person with greater than five percent (5%) beneficial interest in the Company, (3) an immediate family member of any of the individuals or entities identified in (1) or (2) of this paragraph, and (4) any firm, corporation or other entity in which any of the foregoing individuals or entities is employed or is a general partner or principal or in a similar position or in which such person or entity has a five percent (5%) or greater beneficial interest. Immediate family members (each of which we refer to as a “Family Member”) includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone residing in such person’s home, other than a tenant or employee.

Prior to the Company entering into any Related Party Transaction, such Related Party Transaction will be reported to our outside corporate counsel who will report the same to the Audit Committee. Management, with assistance from our outside corporate counsel, will conduct an investigation and evaluation of the Related Party Transaction and will report its findings to the Audit Committee, including a summary of material facts. The Audit Committee will review the material facts of all Related Party Transactions which require the Audit Committee’s approval and either approve or disapprove of the Related Party Transaction, subject to the exceptions described below. If advance notice of a Related Party Transaction has been given to the Audit Committee and it is not possible to convene a meeting of the Audit Committee, then the chairman of the Audit Committee will consider whether the Related Party Transaction is appropriate and, if it is, will approve the Related Party Transaction, with the Audit Committee being asked to ratify the Related Party Transaction at the next regularly scheduled meeting of the Audit Committee.

In the event the Audit Committee does not ratify any such Related Party Transaction, management shall make all reasonable efforts to cancel or annul such Related Party Transaction. In determining whether to approve or ratify a Related Party Transaction, the Audit Committee will consider all factors it deems appropriate, including the factors listed below in “Review Criteria.”

Entering into a Related Party Transaction without the approval or ratification required by the terms of the Related Party Policy is prohibited and a violation of such policy. In the event the Company’s directors, executive officers or Chief Accounting Officer become aware of a Related Party Transaction that was not previously approved or ratified under the Related Party Policy, such person will promptly notify the Audit Committee (or, if it is not practicable for the Company to wait for the Audit Committee to consider the matter, the chairman of the Audit Committee), which will consider whether the Related Party Transaction should be ratified or rescinded or whether other action should be taken, with such review considering all of the relevant facts and circumstances regarding the Related Party Transaction, including the factors listed below in “Review Criteria.” The chairman of the Audit Committee will report to the committee at its next regularly scheduled meeting any actions taken under the Related Party Policy pursuant to the authority delegated in this paragraph. The Audit Committee will also review all of the facts and circumstances pertaining to the failure to report the Related Party Transaction to the Audit Committee and will take, or recommend to our Board, any action the Audit Committee deems appropriate.

No member of the Audit Committee or director of our Board will participate in any discussion or approval of a Related Party Transaction for which he or she is a Related Party, except that the Audit Committee member or Board member will provide all material information concerning the Related Party Transaction to the Audit Committee.

If a Related Party Transaction will be ongoing, the Audit Committee may establish guidelines for the Company’s management to follow in its ongoing dealings with the Related Party. Thereafter, the Audit Committee, on at least an annual basis, will review and assess ongoing relationships with the Related Party to ensure that they are in compliance with the Audit Committee’s guidelines and that the Related Party Transaction remains appropriate.

Review Criteria. All Related Party Transactions will be reviewed in accordance with the standards set forth in the Related Party Policy after full disclosure of the Related Party’s interests in the transaction. As appropriate for the circumstances, the Audit Committee will review and consider:

•
the Related Party’s interest in the Related Party Transaction;
•
the terms of the Related Party Transaction, including the approximate dollar value of the amount involved in the Related Party Transaction and the approximate dollar value of the amount of the Related Party’s interest in the transaction without regard to the amount of any profit or loss;
•
whether the transaction is being undertaken in the ordinary course of business of the Company;

•
whether the transaction with the Related Party is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;
•
the purpose of, and the potential benefits to the Company of, the Related Party Transaction;
•
a description of any provisions or limitations imposed as a result of entering into the Related Party Transaction;
•
whether the proposed transaction includes any potential reputational risk issues for the Company which may arise as a result of or in connection with the Related Party Transaction;
•
whether the proposed transaction would violate any requirements of any Company financing or other material agreements; and
•
any other relevant information regarding the Related Party Transaction or the Related Party.

The Audit Committee, or its chairman, as applicable, may approve or ratify the Related Party Transaction only if the Audit Committee determines in good faith that, under all of the circumstances, the transaction is fair to the Company. The Audit Committee, in its sole discretion, may impose such conditions as it deems appropriate on the Company or the Related Party in connection with approval of the Related Party Transaction.

Pre-Approved Related Party Transactions. The Audit Committee has determined that the following transactions will be deemed pre-approved or ratified and will not require review or approval of the Audit Committee, even if the aggregate amount involved will exceed $120,000, unless otherwise specifically determined by the Audit Committee:

•
any employment or compensation by the Company of an executive officer of the Company or any of its subsidiaries if the related compensation conforms with our Company’s compensation policies, if the executive officer is not a Family Member of another executive officer or of a director of our Board; and
•
any compensation paid to a director of our Board if the compensation is consistent with our Bylaws and any compensation policies.

Notwithstanding anything to the contrary in the Related Party Policy, in the event the Bylaws of the Company require review by our Board and/or approval of a Related Party Transaction, the Audit Committee, and its chairman, will not have the authority to review or approve a Related Party Transaction but will provide a recommendation to our Board for the Board’s use in its consideration of a given Related Party Transaction.

Item 14. Principal Accountant Fees and Services.

Our independent auditor during the 2025 and 2024 fiscal years was Ernst & Young LLP. During the 2025 and 2024 fiscal years, the aggregate fees that we paid to Ernst & Young LLP for professional services were as follows:

	Year Ended December 31,
	2025	2024
Audit Fees (1)	$385,000	$385,000
Audit-Related Fees (2)	70,000	15,000
All Other Fees	-	-
Total	$455,000	$400,000

(1)
Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q, as well as associated consents and comfort letters. The audit fees for 2025 include both actual and estimated fees.
(2)
Fees for audit-related services include fees associated with audits for our various acquisitions.

Audit Fees. The audit fees consist of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, as well as associated consents and comfort letters.

Audit-Related Fees. The audit-related fees consist of aggregate fees billed for assurance and related services reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

All Other Fees. There were no other fees billed for professional services rendered by Ernst & Young LLP in the 2025 or 2024 fiscal years.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services and tax services, as well as specifically designated non-audit services that, in the opinion of the Audit Committee, will not impair the independence of the independent registered public accounting firm. Our Audit Committee annually reviews the audit and permissible non-audit services performed by our independent registered public accounting firm, and reviews and approves the fees charged by it. Our Audit Committee has considered the role of our independent registered public accounting firm in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services was compatible with the maintenance of the independence of our independent registered public accounting firm in the conduct of its auditing functions.

Audit Committee Report

REPORT OF THE AUDIT COMMITTEE

The following Report of the Audit Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates such information by reference.

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2025 with management of the Company and Ernst & Young LLP, the Company’s independent registered public accounting firm. The Audit Committee has also received from, and discussed with, the Company’s independent registered public accounting firm the written disclosures and other communications that the Company’s independent registered public accounting firm is required to provide to the Audit Committee, including, the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the Audit Committee concerning independence and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

By the Audit Committee of the Board of Directors of Cyclerion Therapeutics, Inc.

Michael F. Higgins (Chair)

Errol B. De Souza, Ph.D.

Steven E. Hyman, M.D.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following consolidated financial statements and the related notes thereto of the Company and the Accounting Firm thereon are filed as part of the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2026:
1.
Financial Statements:

Our consolidated financial statements are set forth on pages F-1 through F-23 of our Annual Report on Form 10-K filed with the SEC on March 30, 2026.

2.
Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(b)
Exhibits

The exhibits listed in the Exhibit Index attached hereto are incorporated herein by reference.

EXHIBIT INDEX

(b)
The exhibits listed in Part IV, Item 15(b) of the 2025 Form 10-K as filed with the Commission on March 30, 2026 and the exhibits listed below are filed with, or incorporated by reference into, this report.

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act
31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLERION THERAPEUTICS, INC. (Registrant)

By:	/s/ Regina M. Graul
Regina M. Graul
President and Chief Executive Office (Principal Executive Officer)

April 30, 2026

By:	/s/ Rhonda M. Chicko
Rhonda M. Chicko
Chief Financial Officer (Principal Financial Officer)

April 30, 2026