Form 10-Q
period 2026-03-31
Cyclerion Therapeutics, Inc.
filed 2026-05-12
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 10, 2026, the registrant had 4,330,314 shares of common stock, no par value, outstanding.

CYCLERION PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2026

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the following:

•
the risk that the conditions to the closing of the Merger (as defined below) with Korsana Biosciences, Inc. (“Korsana”) are not satisfied, including the failure to obtain stockholder approval required to complete the Merger and transactions contemplated thereby;
•
we may not be able to meet expectations regarding the timing and completion of the Merger;
•
it is possible that the Korsana Pre-Closing Financing (as defined below) is not completed;
•
there are uncertainties as to the timing and costs of the consummation of the Merger and the ability of each of us and Korsana to consummate the Merger and the transactions contemplated thereby, including the Korsana Pre-Closing Financing;
•
there are uncertainties with obtaining the requisite approvals of the stockholders of each of Cyclerion and Korsana and the effectiveness of the registration statement to be filed with the SEC in connection with the Merger and the Pre-Closing Financing;
•
the fact that Cyclerion is restrained from soliciting other acquisition proposals during the pendency of the Merger, except in certain circumstances;
•
the possibility that the contingent value right (each, a “CVR”) holders may never receive any proceeds pursuant to the CVR Agreement (as defined below);
•
if we continue to progress the development of our product candidate for potential application in patients suffering from treatment resistant depression, we may not be successful in acquiring all license and other rights necessary to develop this technology, establish and successfully complete clinical studies, obtain necessary regulatory governmental approvals and successfully commercialize this product candidate;
•
there is substantial doubt regarding our ability to continue as a going concern and we will need to raise capital in the near term in order to maintain our operations;
•
if we continue to progress the development of our product candidates, we may be unable to access capital, capabilities, and transactions necessary to advance the development of the product candidate under evaluation and any future product candidates;
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
•
if we continue to progress the development of our product candidates, there may be substantial delays to timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching and commercializing the product candidate under evaluation and potential future product candidates;
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

See the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 30, 2026 for a further description of these and other factors. We caution you that the risks, uncertainties, and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,823	$3,240
Accounts receivable	—	1,000
Prepaid expenses	255	384
Other current assets	11	11
Total current assets	3,089	4,635
Property and equipment, net	66	—
Other investment	5,350	5,350
Total assets	$8,505	$9,985
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$457	$508
Accrued research and development costs	148	198
Accrued expenses and other current liabilities	1,109	194
Total current liabilities	1,714	900
Commitments and contingencies (Note 6)	—	—
Stockholders' equity
Preferred stock, no par value, 100,000,000 shares authorized and 351,037 shares of Series A convertible preferred stock issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, no par value, 400,000,000 shares authorized at March 31, 2026 and December 31, 2025; 4,330,314 and 3,925,314 shares issued at March 31, 2026 and December 31, 2025, respectively; 4,241,260 and 3,821,236 shares outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Paid-in capital	280,988	280,105
Accumulated deficit	(274,197)	(271,020)
Total stockholders' equity	6,791	9,085
Total liabilities and stockholders' equity	$8,505	$9,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Revenue from option agreement	$—	$81
Total revenues	—	81
Cost and expenses:
Research and development	730	36
General and administrative	2,479	1,502
Total cost and expenses	3,209	1,538
Loss from operations	(3,209)	(1,457)
Other income, net
Interest income	32	28
Total other income, net	32	28
Net loss and other comprehensive loss	$(3,177)	$(1,429)
Net loss per share:
Basic and diluted net loss per share	$(0.76)	$(0.56)
Weighted average shares used in calculating:
Basic and diluted shares	4,205	2,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Preferred Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2024	2,545,922	$—	351,037	$—	$276,342	$(267,492)	$8,850
Net loss	—	—	—	—	—	(1,429)	(1,429)
Issuance of common stock - private placement, net of issuance cost	499,998	—	—	—	1,245	—	1,245
Vesting of restricted stock awards	15,024	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	114	—	114
Balance at March 31, 2025	3,060,944	$—	351,037	$—	$277,701	$(268,921)	$8,780

	Common Stock		Preferred Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2025	3,821,236	$—	351,037	$—	$280,105	$(271,020)	$9,085
Issuance of common stock - ATM	405,000	—	—	—	825	—	825
Net loss	—	—	—	—	—	(3,177)	(3,177)
Vesting of restricted stock awards	15,024	—	—	—	—	—	—
Share-based compensation expense related to issuance of stock options and restricted stock awards	—	—	—	—	58	—	58
Balance at March 31, 2026	4,241,260	$—	351,037	$—	$280,988	$(274,197)	$6,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,177)	$(1,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	58	114
Changes in operating assets and liabilities:
Accounts receivable	1,000	(25)
Prepaid expenses	129	165
Other current assets	—	(5)
Accounts payable	(51)	93
Accrued research and development costs	(50)	(2)
Accrued expenses and other current liabilities	915	121
Net cash used in operating activities	(1,176)	(968)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(66)	—
Net cash used in investing activities	(66)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ATM	825	—
Proceeds from private placement	—	1,375
Net cash provided by financing activities	825	1,375
Net (decrease) increase in cash and cash equivalents	(417)	407
Cash and cash equivalents, beginning of period	3,240	3,232
Cash and cash equivalents, end of period	$2,823	$3,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) became an independent public company on April 1, 2019 after Ironwood Pharmaceuticals, Inc. completed a tax-free spin-off of their sGC business. Cyclerion has one employee as of March 31, 2026 and also relies on a team of specialist consultants for its operations.

Cyclerion has historically focused on building a pipeline of innovative therapeutics to address serious neuropsychiatric disorders with significant unmet medical need. Prior to the proposed Merger, its strategic focus was centered on the development of a novel therapeutic approach for neuropsychiatric conditions, with the lead indication being treatment-resistant depression (“TRD”), which it believes represents a substantial clinical and commercial opportunity. Over the past year, the Company has refined our strategic direction toward programs that combine established pharmacologic agents with enabling technologies designed to improve precision, reproducibility, and patient outcomes. As part of this strategy, The Company has evaluated multiple opportunities and prioritized CYC-126, an individualized therapy for TRD as its foundational development program.

In September 2025, the Company entered into a license agreement with the Massachusetts Institute of Technology (“MIT”) for intellectual property supporting this TRD program. In January 2026, the Company also entered into a collaboration and option-to-license agreement with Medsteer SAS (“Medsteer”), a developer of anesthesia delivery and monitoring technologies. This agreement provides the Company with access to Medsteer’s technical expertise, data assets, and intellectual property relating to technology-enabled drug delivery and physiological monitoring, and grants the Company the right, but not the obligation, to obtain additional rights under specified conditions. The Company intends to evaluate these capabilities as part of our broader development strategy for our TRD program. Given the substantial unmet medical need in TRD, the stage of clinical development, and the potential commercial opportunity, the Company believe this program is well positioned to serve as the foundation of our future development efforts. The program team is currently advancing an integrated clinical, regulatory, and commercial strategy for this TRD program.

In parallel with the advancement of our neuropsychiatric strategy, the Company continues to evaluate opportunities related to potentially monetizing its legacy soluble guanylate cyclase (“sGC”) stimulator assets, including potential collaborations, monetization opportunities, or other strategic transactions intended to maximize shareholder value.

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

On December 13, 2024, Cyclerion announced that Cyclerion and Akebia had re-negotiated a mutually beneficial amendment to their exclusive license agreement for praliciguat, a systemic sGC stimulator. Under this new license amendment, Cyclerion received $1.75 million in amendment payments, of which $1.25 million was paid in December 2024 and the remaining additional payment of $0.5 million was received in September 2025. In addition, Akebia is responsible for all intellectual property expenses associated with praliciguat. On December 1, 2025, Akebia publicly announced that it has recently initiated (defined as first patient dosed) Phase 2 clinical trials for the treatment of focal segmental glomerulosclerosis (“FSGS”) using praliciguat. Pursuant to the terms of amendment, upon initiation of a Phase 2 clinical trial in the U.S. for a product, a $1.0 million development milestone payment was received in February 2026. The Company is eligible to receive additional milestone cash payments of up to approximately $557.5 million in total potential future development, regulatory, and commercialization milestone payments for praliciguat. In exchange for a reduction in certain development milestone payments,

Cyclerion is eligible to receive certain higher-tiered sales-based royalties ranging from mid-single-digits to twenty percent. Payment of these sums are reserved for Cyclerion stockholders under the “Cyclerion CVR Agreement” described below.

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

During the year ended December 31, 2025, the Company sold 715,220 shares of its common stock for net proceeds of $2.1 million under the Sales Agreement, after deducting commissions paid to Guggenheim Securities of $0.1 million. During the three months ended March 31, 2026, the Company sold 405,000 shares of common stock under the Sales Agreement for net proceeds of approximately $0.8 million. The Company exhausted all sales under the 2025 Shelf.

The Merger Agreement

On April 1, 2026, Cyclerion entered into a Plan of Merger and Reorganization (as amended, the “Merger Agreement”) with Korsana, a privately held biotechnology company discovering and developing novel therapies to reduce the burden of neurodegenerative diseases, pursuant to which among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Cariboos Merger Sub Corp., a Delaware corporation (“First Merger Sub”), will merge with and into Korsana, with Korsana continuing as a wholly owned subsidiary of Cyclerion and the surviving corporation of the merger (the “First Merger”), and Korsana will merge with and into Cariboos Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub” and together with First Merger Sub, “Merger Subs”), with Second Merger Sub being the surviving entity of the merger (the “Second Merger” and, together with the First Merger, the “Merger”). After the completion of the Merger, Second Merger Sub will change its corporate name to “Korsana Biosciences Operating Company, LLC” and Cyclerion will change its name to “Korsana Biosciences, Inc.”. Cyclerion anticipates that the Merger will close in the third quarter of 2026, subject to certain closing conditions, along with the concurrent Korsana Pre-Closing Financing described below. Following the Merger, the current business of Korsana will become the primary business of Cyclerion.

At the closing of the First Merger (the “First Effective Time”, and the date on which the closing of the Merger occurs, the “Closing Date”), upon the terms and subject to the conditions set forth in the Merger Agreement: (i) each then-outstanding share of common stock, $0.0001 par value per share, of Korsana (the “Korsana Common Stock”) and Series A Preferred Stock, $0.0001 par value per share of Korsana (“Korsana Series A Preferred Stock”) (including shares of Korsana Common Stock issued in the Korsana Pre-Closing Financing described below), excluding any shares to be cancelled pursuant to the Merger Agreement and excluding dissenting shares, will be automatically converted solely into the right to receive a number of shares of Cyclerion common stock, no par value per share (the “Cyclerion Common Stock”), equal to the exchange ratio as described in the Merger Agreement (the “Exchange Ratio”); provided, that in the event the aggregate number of shares of Cyclerion Common Stock issuable to a holder of Korsana capital stock (when aggregated with all of the shares of the Cyclerion Common Stock outstanding then beneficially owned by such person and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 promulgated thereunder) immediately after giving effect to the issuance of the merger consideration) would result in the issuance of shares of Cyclerion Common Stock to a holder in excess of a specified percentage (initially set at a percentage up to 9.99%) of the total outstanding shares of Cyclerion Common Stock (such specified percentage, a “Beneficial Ownership Limitation”), then Cyclerion will issue to any such holder (x) shares of Cyclerion Common Stock up to such holder’s Beneficial Ownership Limitation and (y) in lieu of any shares in excess of such holder’s Beneficial Ownership Limitation, pre-funded warrants (“Cyclerion Pre-Funded Warrants”) to purchase a number of shares of Cyclerion Common Stock upon exercise of such Cyclerion Pre-Funded Warrants equal to such excess shares; (ii) each then-outstanding share of Korsana Series Seed Preferred Stock, $0.0001 par value per share (“Korsana Series Seed Preferred Stock” and, together with the Korsana Series A Preferred Stock, the “Korsana Preferred Stock”), excluding any shares of Korsana Series Seed Preferred Stock to be cancelled pursuant to the Merger Agreement and any dissenting shares, will be converted into the right to receive a number of shares of Cyclerion Series B non-voting convertible preferred stock, no par value per share (“Cyclerion Series B Preferred Stock”), equal to the Exchange Ratio divided by 1,000; (iii) each then-outstanding option (a “Korsana Option”) to purchase shares of Korsana Common Stock will be converted into and become an option to purchase shares of Cyclerion Common Stock on the existing terms and conditions (including with respect to vesting and accelerated vesting), subject to adjustment as set forth in the Merger Agreement; (iv) each then-outstanding restricted stock unit for shares of Korsana Common Stock will be converted into and become a restricted stock unit for shares of Cyclerion Common Stock on the existing terms and conditions (including with respect to vesting and accelerated vesting), subject to adjustment as set forth in the Merger Agreement; and (v) each then-outstanding warrant to purchase shares of Korsana Common Stock will be converted into a warrant to purchase shares of Cyclerion Common Stock on the existing terms and conditions, subject to adjustment as set forth in the Merger Agreement.

Each share of Cyclerion Common Stock and Cyclerion Series A Preferred Stock that is issued and outstanding at the First Effective Time will remain issued and outstanding and such shares, subject to the proposed reverse stock split, will be unaffected by the Merger. Prior to the First Effective Time, the Cyclerion board of directors will accelerate the vesting of all options to purchase shares of Cyclerion Common Stock (“Cyclerion Options”) and all restricted stock awards (“Cyclerion RSAs”). Each outstanding Cyclerion Option with an exercise price per share equal to or less than the volume weighted average closing trading price of a share of Cyclerion Common Stock on The Nasdaq Stock Market LLC (“Nasdaq”) for the five consecutive trading days ending three trading days prior to the Calculation Date (as defined in the Merger Agreement), as reported by Bloomberg L.P. (the “Cyclerion Closing Price”), will be cancelled at the First Effective Time and such holder thereof will receive an amount in cash, without interest, less any applicable tax withholding, equal to the product obtained by multiplying the excess of the Cyclerion Closing Price over the exercise price per share of the Cyclerion Common Stock underlying such Cyclerion Option by the number of shares of the Cyclerion Common Stock underlying such Cyclerion Option. Each Cyclerion Option with an exercise price greater than the Cyclerion Closing Price will be cancelled for no consideration. The vesting of each Cyclerion RSA will be accelerated in full.

Based on Cyclerion’s capitalization as of December 31, 2025 and Korsana’s capitalization as of March 31, 2026 and assuming Cyclerion’s net cash as of closing being equal to $0, each share of Korsana Common Stock and Korsana Series A Preferred Stock is currently estimated to be entitled to receive approximately 1.1009 shares of Cyclerion Common Stock. Each share of Korsana Series Seed Preferred Stock will be converted into the right to receive a number of shares of Cyclerion Series B Preferred Stock, equal to the Exchange Ratio divided by 1,000. The estimated Exchange Ratio does not give effect to the proposed Cyclerion reverse stock split and is subject to adjustment based on Cyclerion’s estimated net cash at the closing of the First Merger.

In connection with the Merger, on April 1, 2026, Korsana entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors for the purchase of shares of Korsana Common Stock and Pre-Funded Warrants to purchase shares of Korsana Common Stock (the “Korsana Pre-Funded Warrants”) for an aggregate purchase price of approximately $380.0 million, immediately prior to the closing of the Merger (referred to herein as the “Korsana Pre-Closing Financing”). The shares of Korsana Common Stock and Korsana Pre-Funded Warrants that are issued in the Korsana Pre-Closing Financing will be converted into the right to receive a number of shares of Cyclerion Common Stock and Cyclerion Pre-Funded Warrants, respectively, equal to the Exchange Ratio. Korsana and the investors participating in the Korsana Pre-Closing Financing have also agreed to enter into a registration rights agreement at the closing of the Korsana Pre-Closing Financing, pursuant to which, among other things, the Combined Company will agree to provide for the registration and resale of certain shares of Korsana Common Stock that are held by the investors participating in the Korsana Pre-Closing Financing from time to time pursuant to Rule 415 under the Securities Act.

Based on its current operating plan, Cyclerion expects that its current cash and cash equivalents will fund its operations until the closing of the contemplated Merger, which is subject to approval by its shareholders and the shareholders of Korsana and other customary closing conditions; however, Cyclerion has based this estimate on assumptions that may prove to be wrong, and Cyclerion could use its capital resources sooner than Cyclerion expects.

Cyclerion CVR Agreement

At or prior to the first merger, Cyclerion will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with a designated rights agent (the “Rights Agent”), pursuant to which Cyclerion’s pre-merger shareholders will receive one CVR for each outstanding share of Cyclerion Common Stock and Cyclerion Series A Preferred Stock held by such shareholder on such date. Each CVR will represent the contractual right to receive certain net proceeds, if any, derived from any consideration that is paid to Cyclerion as a result of the disposition of Cyclerion’s pre-Merger legacy assets, net of any indemnity obligations, transaction costs and certain other expenses, during the period beginning on the date of the closing of the merger and ending (i) with respect to the sale, transfer, license or other disposition of all pre-merger legacy assets other than those pre-merger legacy assets described in the following clauses (ii) and (iii), upon the second (2nd) anniversary of the Closing Date, (ii) with respect to Cyclerion’s right to receive payments under the Akebia License Agreement, the earlier of (A) the fifteenth (15th) anniversary of the date of entry into the CVR Agreement and (B) the expiration or earlier termination by Akebia Therapeutics, Inc. of the Akebia License Agreement pursuant to its terms, and (iii) with respect to the sale, transfer or other disposition of the equity interests of Tisento that were acquired by Cyclerion pursuant to that certain Asset Purchase Agreement, dated May 13, 2023, by and among Cyclerion, Tisento and JW Cycle, Inc., the earliest of (A) nine (9) months following the date of the consummation of Tisento’s initial public offering pursuant to a registration statement filed with, and declared effective by, the Securities and Exchange Commission pursuant to the Securities Act, (B) the sale of Tisento, and (C) the seventh (7th) anniversary of the Closing Date.

The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. In the event that no such proceeds are received, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. There can be no assurance that any holders of CVRs will receive any payments with respect thereto.

Basis of Presentation

The condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 30, 2026.

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Cyclerion Securities Corporation, Cyclerion Australia Pty Ltd., Cariboos Merger Sub Corp. and Cariboos Merger Sub II, LLC. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

The Company expects that its cash and cash equivalents as of March 31, 2026, will be sufficient to fund operations into the third quarter of 2026, however the Company will need to obtain additional funding to sustain operations as it expects to continue to generate operating losses for the foreseeable future. The Company's expectation to generate negative operating cash flows in the future and the need for additional funding to support its planned operations, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. If the Merger is not consummated, the Company believes that its cash and cash equivalents as of March 31, 2026 would be adequate to fund its operating expenses into the third quarter of 2026. However, in order to continue development of its programs, the Company would need to secure substantial additional funding in the future, from one or more equity or debt financings, collaborations, or other sources. Additional funding may not be available to the Company on acceptable terms, or at all. The Company’s Board of Directors may also decide to pursue a dissolution and liquidation in lieu of continuing program development in the event the Merger is not consummated.

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the interim condensed consolidated financial statements, the Company did not adopt any new accounting pronouncements during the three months ended March 31, 2026 that had a material effect on its condensed consolidated financial statements.

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

3. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements as of March 31, 2026:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,610	$—	$—	$2,610
Cash equivalents	$2,610	$—	$—	$2,610

	Fair Value Measurements as of December 31, 2025:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,072	$—	$—	$3,072
Cash equivalents	$3,072	$—	$—	$3,072

During the three months ended March 31, 2026 and 2025, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

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

Accordingly, the Company has accounted for the investment as a financial instrument without a readily determinable fair value. Such investment is recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or adjustments for observable price changes. An impairment loss is recognized in the consolidated statements of operations and comprehensive loss equal to the amount by which the carrying value exceeds the fair value of the investment. As of March 31, 2026, no impairment loss was recognized. The Company considers the cost of the investment to be the maximum exposure to loss as a result of its involvement with the non-affiliated entity.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Professional fees	$984	$143
Employee compensation	21	13
Other	104	38
Accrued expenses and other current liabilities	$1,109	$194

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of March 31, 2026 and December 31, 2025.

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

The following table provides share-based compensation reflected in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$—	$12
General and administrative	58	102
	$58	$114

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

A summary of stock option activity for the three months ended March 31, 2026, is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2025	297,762	$149.73	4.9	$—
Granted	—	$—
Exercised	—	$—
Cancelled or forfeited	(17,355)	$203.65
Outstanding as of March 31, 2026	280,407	$146.39	4.9	$—
Exercisable at March 31, 2026	220,760	$181.20	4.2	$—

There were no options exercised during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options is $0.1 million and the weighted average period over which that expense is expected to be recognized is 2.86 years.

The Company has granted certain former employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the three months ended March 31, 2026 and 2025, there were no shares that vested as a result of performance milestone achievements. No share-based compensation expense related to these performance-based options was recognized during the three months ended March 31, 2026 and 2025, respectively.

Restricted Stock Awards

No RSA was granted during the three months ended March 31, 2026 and 2025. The fair value of all RSAs is based on the market value of the Company’s common stock on the date of grant. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period.

A summary of RSA activity for the three months ended March 31, 2026 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2025	104,078	$2.57
Granted	—	—
Vested	(15,024)	2.52
Forfeited	—	—
Unvested as of March 31, 2026	89,054	$2.59

As of March 31, 2026, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested RSAs is $0.2 million and the weighted average period over which that expense is expected to be recognized is 1.45 years.

8. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss (in thousands)	$(3,177)	$(1,429)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	4,205	2,556
Net loss per share — basic and diluted	$(0.76)	$(0.56)

The Company excludes shares of common stock related to Preferred Stock, stock options and RSAs from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Preferred Stock	351,037	351,037
Stock Options	280,407	329,458
RSAs	89,054	149,150
	720,498	829,645

9. Option/License Agreement

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

No expense was recognized for the three months ended March 31, 2026 and 2025 related to the license.

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

The Company determined the Purchase Agreement has stand-alone value under the scope of ASC 606 and should not be combined with the Akebia License Agreement or the Amendment. The delivery of the Additional Development Materials by the Company represents a single performance obligation and consideration was recognized upon delivery. No revenue was recognized under the Purchase Agreement during three months ended March 31, 2026 and 2025.

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

Medsteer Collaboration Agreement

On January 3, 2026, the Company and the Medsteer, SAS (“Medsteer”) entered into a Collaboration and Option Agreement (the “Collaboration Agreement”) pursuant to which Medsteer granted to the Company (i) a non-exclusive, worldwide, royalty-free, sublicensable license of certain of Medsteer’s technology, software and intellectual property to develop an anesthetic delivery system with Medsteer and (ii) an exclusive option (the “Option”), exercisable at the Company’s sole discretion, to obtain an exclusive, worldwide, royalty-bearing, sublicensable license of certain of Medsteer’s technology, software and intellectual property to develop or commercialize licensed products in any field of use except for sedation regulation for patients undergoing major surgery, in multi-bed or intensive unit wards, or in the context of medical transport. The Company may exercise the Option at any time until the earlier of the second anniversary of the effective date of the Collaboration Agreement, which period may be extended for an additional two years at the Company’s option and upon payment of a nominal fee or by mutual agreement of the Company and Medsteer. Under the terms of the Collaboration Agreement, the Company recognized $0.1 million research and development expense during the three months ended March 31, 2026, which is related to the upfront payment paid to Medsteer and other transaction costs. Medsteer will be eligible to receive up to $3.7 million upon the achievement of certain development, regulatory and sales milestone payments. Medsteer will also receive an annual royalty payment and royalties in a percentage in the low single digits based on future net sales of licensed products, subject to certain adjustments as set forth in the Collaboration Agreement.

10. Subsequent Events

As described above, on April 1, 2026, the Company entered into the Merger Agreement (which was subsequently amended on April 17, 2026) with Korsana, a privately held biotechnology company discovering and developing novel therapies to reduce the burden of neurodegenerative diseases, pursuant to which Korsana will become a wholly owned subsidiary of the Company and the Company will operate under the name Korsana Biosciences, Inc. following the merger. The Company anticipates that the merger will close in the third quarter of 2026, subject to certain closing conditions, along with the concurrent Korsana pre-closing financing. Following the merger, the current business of Korsana will become the primary business of the Company.

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

Overview and Recent Developments

We have focused on building a pipeline of innovative therapeutics to address serious neuropsychiatric disorders with significant unmet medical need. Our current strategic focus prior to the announcement of the Merger Agreement was centered on the development of a novel therapeutic approach for neuropsychiatric conditions, with the lead indication being treatment-resistant depression (“TRD”), which we believe represents a substantial clinical and commercial opportunity. Over the past year, we refined our strategic direction toward programs that combine established pharmacologic agents with enabling technologies designed to improve precision, reproducibility, and patient outcomes. As part of this strategy, Cyclerion has evaluated multiple opportunities and prioritized CYC-126, an individualized therapy for TRD as our foundational development program.

In September 2025, we entered into a license agreement with the Massachusetts Institute of Technology (“MIT”) for intellectual property supporting this TRD program. In January 2026, we also entered into a collaboration and option-to-license agreement with Medsteer SAS (“Medsteer”), a developer of anesthesia delivery and monitoring technologies. This agreement provides Cyclerion with access to Medsteer’s technical expertise, data assets, and intellectual property relating to technology-enabled drug delivery and physiological monitoring, and grants us the right, but not the obligation, to obtain additional rights under specified conditions. We intend to evaluate these capabilities as part of our broader development strategy for our TRD program. Given the substantial unmet medical need in TRD, the stage of clinical development, and the potential commercial opportunity, we believe this program has commercial promise. Due to cash limitations, we have suspended efforts advancing an integrated clinical, regulatory, and commercial strategy for this TRD program.

In parallel with the advancement of our neuropsychiatric strategy, Cyclerion continues to seek opportunities to monetize our legacy soluble guanylate cyclase (“sGC”) stimulator assets, including potential collaborations, monetization opportunities, or other strategic transactions intended to maximize shareholder value.

The Merger Agreement

On April 1, 2026, Cyclerion entered into a Plan of Merger and Reorganization (as amended, the “Merger Agreement”) with Korsana Biosciences, Inc. (“Korsana”), a privately held biotechnology company discovering and developing novel therapies to reduce the burden of neurodegenerative diseases, pursuant to which among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Cariboos Merger Sub Corp., a Delaware corporation (“First Merger Sub”), will merge with and into Korsana, with Korsana continuing as a wholly owned subsidiary of Cyclerion and the surviving corporation of the merger (the “First Merger”), and Korsana will merge with and into Cariboos Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub” and together with First Merger Sub, “Merger Subs”), with Second Merger Sub being the surviving entity of the merger (the “Second Merger” and, together with the First Merger, the “Merger”). After the completion of the Merger, Second Merger Sub will change its corporate name to “Korsana Biosciences Operating Company, LLC” and Cyclerion will change its name to “Korsana Biosciences, Inc.” Cyclerion following the Merger is referred to herein as the “Combined Company.” Cyclerion anticipates that the Merger will close in the third quarter of 2026, subject to certain closing conditions, along with the concurrent Korsana Pre-Closing Financing described below. Following the Merger, the current business of Korsana will become the primary business of Cyclerion.

At the closing of the First Merger (the “First Effective Time”, and the date on which the closing of the Merger occurs, the “Closing Date”), upon the terms and subject to the conditions set forth in the Merger Agreement:

(i) each then-outstanding share of common stock, $0.0001 par value per share, of Korsana (the “Korsana Common Stock”) and Series A Preferred Stock, $0.0001 par value per share of Korsana (“Korsana Series A Preferred Stock”) (including shares of Korsana Common Stock issued in the Korsana Pre-Closing Financing described below), excluding any shares to be cancelled pursuant to the Merger Agreement and excluding dissenting shares, will be automatically converted solely into the right to receive a number of shares of Cyclerion common stock, no par value per share (the “Cyclerion Common Stock”), equal to the exchange ratio as described in the Merger Agreement (the “Exchange Ratio”); provided, that in the event the aggregate number of shares of Cyclerion Common Stock issuable to a holder of Korsana capital stock (when aggregated with all of the shares of the Cyclerion Common Stock outstanding then beneficially owned by such person and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 promulgated thereunder) immediately after giving effect to the issuance of the merger consideration) would result in the issuance of shares of Cyclerion Common Stock to a holder in excess of a specified percentage (initially set at a percentage up to 9.99%) of the total outstanding shares of Cyclerion Common Stock (such specified percentage, a “Beneficial Ownership Limitation”), then Cyclerion will issue to any such holder (x) shares of Cyclerion Common Stock up to such holder’s Beneficial Ownership Limitation and (y) in lieu of any shares in excess of such holder’s Beneficial Ownership Limitation, pre-funded warrants (“Cyclerion Pre-Funded Warrants”) to purchase a number of shares of Cyclerion Common Stock upon exercise of such Cyclerion Pre-Funded Warrants equal to such excess shares; (ii) each then-outstanding share of Korsana Series Seed Preferred Stock, $0.0001 par value per share (“Korsana Series Seed Preferred Stock” and, together with the Korsana Series A Preferred Stock, the “Korsana Preferred Stock”), excluding any shares of Korsana Series Seed Preferred Stock to be cancelled pursuant to the Merger Agreement and any dissenting shares, will be converted into the right to receive a number of shares of Cyclerion Series B non-voting convertible preferred stock, no par value per share (“Cyclerion Series B Preferred Stock”), equal to the Exchange Ratio divided by 1,000; (iii) each then-outstanding option (a “Korsana Option”) to purchase shares of Korsana Common Stock will be converted into and become an option to purchase shares of Cyclerion Common Stock on the existing terms and conditions (including with respect to vesting and accelerated vesting), subject to adjustment as set forth in the Merger Agreement; (iv) each then-outstanding restricted stock unit for shares of Korsana Common Stock will be converted into and become a restricted stock unit for shares of Cyclerion Common Stock on the existing terms and conditions (including with respect to vesting and accelerated vesting), subject to adjustment as set forth in the Merger Agreement; and (v) each then-outstanding warrant to purchase shares of Korsana Common Stock will be converted into a warrant to purchase shares of Cyclerion Common Stock on the existing terms and conditions, subject to adjustment as set forth in the Merger Agreement.

Each share of Cyclerion Common Stock and Cyclerion Series A Preferred Stock that is issued and outstanding at the First Effective Time will remain issued and outstanding and such shares, subject to the proposed reverse stock split, will be unaffected by the Merger. Prior to the First Effective Time, the Cyclerion board of directors will accelerate the vesting of all options to purchase shares of Cyclerion Common Stock (“Cyclerion Options”) and all restricted stock awards (“Cyclerion RSAs”). Each outstanding Cyclerion Option with an exercise price per share equal to or less than the volume weighted average closing trading price of a share of Cyclerion Common Stock on The Nasdaq Stock Market LLC (“Nasdaq”) for the five consecutive trading days ending three trading days prior to the Calculation Date (as defined in the Merger Agreement), as reported by Bloomberg L.P. (the “Cyclerion Closing Price”), will be cancelled at the First Effective Time and such holder thereof will receive an amount in cash, without interest, less any applicable tax withholding, equal to the product obtained by multiplying the excess of the Cyclerion Closing Price over the exercise price per share of the Cyclerion Common Stock underlying such Cyclerion Option by the number of shares of the Cyclerion Common Stock underlying such Cyclerion Option. Each Cyclerion Option with an exercise price greater than the Cyclerion Closing Price will be cancelled for no consideration. The vesting of each Cyclerion RSA will be accelerated in full.

Based on Cyclerion’s capitalization as of December 31, 2025 and Korsana’s capitalization as of March 31, 2026 and assuming Cyclerion’s net cash as of closing being equal to $0, each share of Korsana Common Stock and Korsana Series A Preferred Stock is currently estimated to be entitled to receive approximately 1.1009 shares of Cyclerion Common Stock. Each share of Korsana Series Seed Preferred Stock will be converted into the right to receive a number of shares of Cyclerion Series B Preferred Stock, equal to the Exchange Ratio divided by 1,000. The estimated Exchange Ratio does not give effect to the proposed Cyclerion reverse stock split and is subject to adjustment based on Cyclerion’s estimated net cash at the closing of the First Merger.

In connection with the Merger, on April 1, 2026, Korsana entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors for the purchase of shares of Korsana Common Stock and Pre-Funded Warrants to purchase shares of Korsana Common Stock (the “Korsana Pre-Funded Warrants”) for an aggregate purchase price of approximately $380.0 million, immediately prior to the closing of the Merger (referred to herein as the “Korsana Pre-Closing Financing”). The shares of

Korsana Common Stock and Korsana Pre-Funded Warrants that are issued in the Korsana Pre-Closing Financing will be converted into the right to receive a number of shares of Cyclerion Common Stock and Cyclerion Pre-Funded Warrants, respectively, equal to the Exchange Ratio. Korsana and the investors participating in the Korsana Pre-Closing Financing have also agreed to enter into a registration rights agreement at the closing of the Korsana Pre-Closing Financing, pursuant to which, among other things, the Combined Company will agree to provide for the registration and resale of certain shares of Korsana Common Stock that are held by the investors participating in the Korsana Pre-Closing Financing from time to time pursuant to Rule 415 under the Securities Act.

Based on its current operating plan, Cyclerion expects that its current cash and cash equivalents will fund its operations until the closing of the contemplated Merger, which is subject to approval by its shareholders and the shareholders of Korsana and other customary closing conditions; however, Cyclerion has based this estimate on assumptions that may prove to be wrong, and Cyclerion could use its capital resources sooner than Cyclerion expects.

Cyclerion CVR Agreement

At or prior to the first merger, Cyclerion will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with a designated rights agent (the “Rights Agent”), pursuant to which Cyclerion’s pre-merger shareholders will receive one contingent value right (each a “CVR”) for each outstanding share of Cyclerion Common Stock and Cyclerion Series A Preferred Stock held by such shareholder on such date. Each CVR will represent the contractual right to receive certain net proceeds, if any, derived from any consideration that is paid to Cyclerion as a result of the disposition of Cyclerion’s pre-Merger legacy assets, net of any indemnity obligations, transaction costs and certain other expenses, during the period beginning on the date of the closing of the merger and ending (i) with respect to the sale, transfer, license or other disposition of all pre-merger legacy assets other than those pre-merger legacy assets described in the following clauses (ii) and (iii), upon the second (2nd) anniversary of the Closing Date, (ii) with respect to Cyclerion’s right to receive payments under that certain License Agreement, dated June 3, 2021, between Cyclerion and Akebia Therapeutics, Inc. (the “Akebia License Agreement”), the earlier of (A) the fifteenth (15th) anniversary of the date of entry into the CVR Agreement and (B) the expiration or earlier termination by Akebia Therapeutics, Inc. of the Akebia License Agreement pursuant to its terms, and (iii) with respect to the sale, transfer or other disposition of the equity interests of Tisento that were acquired by Cyclerion pursuant to that certain Asset Purchase Agreement, dated May 13, 2023, by and among Cyclerion, Tisento and JW Cycle, Inc., the earliest of (A) nine (9) months following the date of the consummation of Tisento’s initial public offering pursuant to a registration statement filed with, and declared effective by, the Securities and Exchange Commission pursuant to the Securities Act, (B) the sale of Tisento, and (C) the seventh (7th) anniversary of the Closing Date.

The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. In the event that no such proceeds are received, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. There can be no assurance that any holders of CVRs will receive any payments with respect thereto.

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

The following table summarizes our research and development expenses, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the three months ended March 31, 2026 and 2025. The product pipeline expenses relate primarily to external costs associated with nonclinical studies.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Personnel and related internal costs	$7	$12
Others	723	24
Total research and development expenses	$730	$36

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

If we continue to progress the development of our product candidates, the successful development of any current or potential future product candidates is highly uncertain and subject to a number of risks.

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

All research and development expenses are expensed as incurred. We defer and capitalize nonrefundable advance payments we make for research and development activities until the related goods are received or the related services are performed. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Critical Accounting Policies and Estimates.

Results of Operations

The revenue and expenses reflected in the consolidated financial statements may not be indicative of revenue and expenses that will be incurred by us in the future. The following discussion summarizes the key factors we believe are necessary for an understanding of our consolidated financial statements.

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Revenues:
Revenue from option agreement	$—	$81	$(81)	(100)%
Total revenues	—	81	(81)	(100)%
Cost and expenses:
Research and development	730	36	694	1928%
General and administrative	2,479	1,502	977	65%
Total cost and expenses	3,209	1,538	1,671	109%
Loss from operations	(3,209)	(1,457)	(1,752)	120%
Other income, net
Interest income	32	28	4	14%
Total other income, net	32	28	4	14%
Net loss and other comprehensive loss	$(3,177)	$(1,429)	$(1,748)	122%

Revenue

Revenue from option agreement. On July 22, 2024, we entered into the Option Agreement with the Optionee, which the Optionee had the Option to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. We recognized revenue of $0.1 million related to the Option extension fee and expense reimbursement during the three months ended March 31, 2025. The Option Agreement was terminated in October 2025 and no revenue was recognized during the three months ended March 31, 2026.

Expenses

Research and development expense. The increase in research and development expense of approximately $0.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, was primarily driven by increases of approximately $0.6 million in professional consulting and approximately $0.1 million in license option fee.

General and administrative expense. The increase in general and administrative expenses of approximately $1.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by increases of approximately $0.3 million in professional consulting and $0.9 million in corporate legal fees, offset by a decrease of $0.1 million in patent fees and $0.1 million in insurance expense.

Interest income. Interest income was not changed significantly for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Liquidity and Capital Resources

To date, we have been funded primarily from sales of our equity securities, payments received in connection with the sale of assets to Tisento, milestone payments from Akebia and an option to license payment.

On March 21, 2025, we closed on a private placement of 499,998 shares of our common stock, pursuant to a Stock Purchase Agreement, for total gross proceeds of approximately $1.375 million. We also incurred transaction costs of $0.1 million during the three months ended March 31, 2026.

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

On May 7, 2025, we entered into an “at the market” equity offering program (the “ATM Program”) pursuant to a Sales Agreement (the “2025 Sales Agreement”) by and between us and Guggenheim Securities LLC (“Guggenheim Securities”). Pursuant to the terms of the 2025 Sales Agreement, we could sell, from time to time, shares of our common stock, having an aggregate offering price of up to $20,000,000 from time to time through or to Guggenheim Securities, acting as our agent, subject to the application of General Instruction I.B.6 of Form S-3 (“Instruction I.B.6”) pertaining to primary offerings by certain registrants, including shares of common stock offered directly by the Company (the “ATM Shares”). To date, we have sold all ATM shares available under Instruction I.B.6. In light of the proposed Merger, we do not anticipate selling any additional ATM shares between now and the anticipated date of the first closing of the Merger. If the Merger is not consummated, we may consider recommencing sales of ATM Shares although there can no assurance that any such sales may be completed.

We intend to use the remaining net proceeds from the ATM Program for general corporate purposes until such time as the Merger is consummated.

In the event that the Merger is not consummated, and subject to the terms and conditions of the Sales Agreement, Guggenheim Securities will use its commercially reasonable efforts to sell the ATM Shares from time to time, based upon our instructions. We have provided Guggenheim Securities with customary indemnification rights, and Guggenheim Securities will be entitled to a commission of 3.0% of the gross proceeds of the ATM Shares sold under the Sales Agreement.

Future sales of the ATM Shares, if any, will be made pursuant to a previously filed and effective registration statement on Form S-3 (File No. 333-284690). ATM Shares may be offered only by means of a prospectus, including a prospectus supplement, forming a part of the effective registration statement. Sales of the ATM Shares, if any, will be made at market prices by any method that is deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Capital Market or any other trading market for our common stock. We have no obligation to sell any of the ATM Shares and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement.

Pursuant to Instruction I.B.6, in no event will we sell ATM Shares with a value exceeding more than one-third of our “public float” (the aggregate market value of our outstanding common stock held by non-affiliates) in any twelve-month period so long as our public float remains below $75.0 million. During the year ended December 31, 2025, we sold 715,220 ATM Shares for net proceeds of $2.1 million. On January 6, 2026, we sold 405,000 ATM Shares for net proceeds of $0.8 million. These sales exhausted our ability to sell additional ATM Shares during the first quarter of 2026 due to the limitations set forth in Instruction I.B.6.

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

If we are unable to complete the Merger, our ability to continue to fund our operations and meet capital needs will depend on our ability to generate cash from operations and access to capital markets and other sources of capital, as further described below. We anticipate that, if we continue to progress the development of our product candidates, our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures and other general corporate purposes. However, there can be no assurance that we would be successful in raising such funding.

On March 31, 2026, we had approximately $2.8 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least

“AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

Going Concern

We evaluated whether there are conditions and events considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing our analysis, management excluded certain elements of our operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future partnerships, equity or debt issuances, and the potential milestones from the Akebia agreement cannot be considered probable at this time because these plans are not entirely within our control and/or have not been approved by the Board of Directors as of the date of these consolidated financial statements.

We have incurred recurring losses since our inception, including a net loss of $3.2 million for the three months ended March 31, 2026. In addition, as of March 31, 2026, we had an accumulated deficit of $274.2 million. We expect that our cash and cash equivalents as of March 31, 2026, will be sufficient to fund operations into the third quarter of 2026, however we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Net cash used in operating activities	$(1,176)	$(968)	$(208)	21%
Net cash used in investing activities	$(66)	$—	$(66)	—
Net cash provided by financing activities	$825	$1,375	$(550)	—

Cash Flows used in Operating Activities

Net cash used in operating activities of $1.2 million for the three months ended March 31, 2026 was primarily a result of our $3.2 million net loss from operations. The net loss was offset by a decrease in accounts receivable of $1.0 million and an increase in accrued expenses and other current liabilities of $0.9 million.

Net cash used in operating activities of $1.0 million for the three months ended March 31, 2025 was primarily a result of our $1.4 million net loss from operations. The net loss was offset by non-cash stock-based compensation expense of $0.1 million, a decrease in prepaid expenses of $0.2 million, an increase in accounts payable of $0.1 million and an increase in accrued expenses and other current liabilities of $0.1 million.

Cash Flows used in Investing Activities

Net cash used in investment activities of $0.1 million for the three months ended March 31, 2026 was due to purchase of lab equipment acquired during the three months ended March 31, 2026. There was no investing activity in the three months ended March 31, 2025.

Cash Flows provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 of $0.8 million was due to the net proceeds received from ATM related to the issuance of 405,000 shares of our common stock under the ATM. Net cash provided by financing activities for the three months ended March 31, 2025 of $1.4 million was due to cash received from the 2025 Equity Private Placement related to issuance of 499,998 shares common stock at a purchase price of $2.75 per share.

Funding Requirements

If we are unable to complete the Merger, we expect our expenses to fluctuate as we continue to maintain out-license opportunities and potentially seek to broaden our portfolio through in-licensing of complementary assets. We expect that our cash and cash equivalents as of March 31, 2026, will be sufficient to fund operations through the anticipated closing date of the Merger. As a result, if we are unable to complete the Merger, we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Failure to obtain necessary capital when needed would likely delay development of any current or potential future product candidates, and would likely make it difficult for us to continue our operations. Because there is substantial doubt about our ability to continue as a going concern for a reasonable period of time, an investment in our common stock is highly speculative; holders of our common stock could suffer a total loss of their investment.

Because of the many risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements if the Merger is not consummated. Our expenses will fluctuate, and our future funding requirements will depend on, and could increase or decrease significantly as a result of many factors, including the:

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

Our future capital requirements will depend primarily on our ability to complete the Merger. If we do not complete the Merger and until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties, of which there can be no assurance. To the extent that we raise additional capital through the sale of equity or convertible debt securities, outstanding equity ownership may be materially diluted, and the terms of securities sold in such transactions could include liquidation and other preferences and rights that adversely affect the rights of holders of common stock. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in increased fixed payment obligations.

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, as to which raise there can be no assurance, we may have to relinquish rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we do not complete the Merger and are unable to raise funds, we may need to cease operations.

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2026, we had no uncertain tax positions.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below:

Risks Related to the Proposed Merger

Failure to complete, or delays in completing, the potential Merger could materially and adversely affect Cyclerion’s results of operations, business, financial results, and/or common stock price.

On April 1, 2026, Cyclerion and Korsana entered into the Merger Agreement, which agreement was subsequently amended on April 17, 2026, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, First Merger Sub will merge with and into Korsana, with Korsana continuing as a wholly owned subsidiary of Cyclerion and the surviving corporation of the First Merger and, immediately following the First Merger and as part of the same overall transaction as the First Merger, Korsana will merge with and into Second Merger Sub as part of the Second Merger, with Second Merger Sub continuing as a wholly owned subsidiary of Cyclerion and the surviving entity of the Second Merger. Consummation of the Merger is subject to certain closing conditions, a number of which are not within Cyclerion’s control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the completion of the transaction. Cyclerion cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that it will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all.

Cyclerion’s efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, its business, which may materially adversely affect its results of operation and its business. Uncertainty as to whether the Merger will be completed in a timely manner or at all may affect Cyclerion’s ability to retain and motivate existing employees. Uncertainty as to whether the Merger will be completed in a timely manner or at all could adversely affect Cyclerion’s business and its relationship with collaborators, suppliers, vendors, regulators, and other business partners. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

If the conditions to the Merger are not satisfied or waived, the Merger may not occur.

Even if the Merger is approved by the stockholders of Korsana and Cyclerion, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the Merger. Cyclerion cannot assure you that all of the conditions to the consummation of the Merger will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or the closing may be delayed.

Cyclerion and Korsana may mutually agree to waive the condition to the Merger requiring approval for listing on Nasdaq, and if such condition is waived, the Combined Company’s stock may not be listed on Nasdaq following completion of the Merger.

Pursuant to the Merger Agreement, Cyclerion agreed, to the extent required by the rules and regulations of Nasdaq, to use its commercially reasonable efforts to cause the shares of Cyclerion Common Stock being issued in the Merger to be approved for listing on Nasdaq at or prior to the First Effective Time. Additionally, under the Merger Agreement, each of Cyclerion’s and Korsana’s obligation to complete the Merger is subject to the satisfaction or waiver by each of the parties of various conditions, including that the shares of Cyclerion Common

Stock to be issued in the Merger have been approved for listing (subject to official notice of issuance) on Nasdaq as of the closing of the Merger. In the event that the shares of Cyclerion Common Stock to be issued in the Merger are not approved for listing on Nasdaq, it is possible that Cyclerion and Korsana may mutually agree to waive the applicable condition and nonetheless proceed with completing the Merger. If such condition is waived, Cyclerion will not recirculate an updated proxy statement/prospectus, nor will it solicit a new vote of shareholders prior to proceeding with the Merger. If Cyclerion proceeds with the Merger in these circumstances, the Combined Company’s stock may not be listed on Nasdaq.

If the Combined Company’s stock is not listed on Nasdaq following completion of the Merger, trading of the shares could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it is likely that there would be significantly less liquidity in the trading of the common stock of the Combined Company; decreases in institutional and other investor demand for the shares, coverage by securities analysts, market making activity and information available concerning trading prices and volume; and fewer broker dealers willing to execute trades in the common stock of the Combined Company. Also, it may be difficult for the Combined Company to raise additional capital if the Combined Company’s common stock is not listed on a major exchange. The occurrence of any of these events could result in a further decline in the market price of the common stock of the Combined Company and could have a material adverse effect on the Combined Company.

The Exchange Ratio for the Merger will not change or otherwise be adjusted based on the market price of Cyclerion Common Stock.

Applying the Exchange Ratio, based on Cyclerion’s capitalization as of December 31, 2025 and Korsana’s capitalization as of March 31, 2026 and taking into account Cyclerion’s current cash position, each share of Korsana Common Stock is currently estimated to be entitled to receive approximately 1.1009 shares of Cyclerion Common Stock. Each share of Korsana Series Seed Preferred Stock will be converted into the right to receive a number of shares of Cyclerion Series B Preferred Stock, equal to the Exchange Ratio divided by 1,000. Applying the Exchange Ratio, the former Korsana securityholders immediately before the Merger are expected to own approximately 98.5% of the aggregate number of shares of the Combined Company’s capital stock following the Merger (on a fully-diluted basis), and Cyclerion shareholders immediately before the Merger are expected to own approximately 1.5% of the aggregate number of shares of the Combined Company capital stock following the Merger (on a fully-diluted basis), subject to certain assumptions, including, but not limited to, Cyclerion’s net cash as of closing being equal to $0. In the event Cyclerion’s Net Cash is less than or greater than $0, the Exchange Ratio will be adjusted such that the number of shares issued to Korsana’s pre-closing securityholders will be decreased or increased, as applicable, and Cyclerion shareholders will own a smaller or larger percentage, as applicable, of the Combined Company following the consummation of the Merger.

Any changes in the market price of Cyclerion’s stock before the completion of the First Merger will not affect the number of shares Korsana stockholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the First Merger, the market price of Cyclerion Common Stock increases from the market price on the date of the Merger Agreement, then Korsana stockholders could receive merger consideration with substantially more value for their shares of Korsana capital stock than the parties had negotiated when they established the Exchange Ratio. Similarly, if before the completion of the First Merger, the market price of Cyclerion Common Stock declines from the market price on the date of the Merger Agreement, then Korsana stockholders could receive merger consideration with substantially lower value. The Merger Agreement does not include a price-based termination right.

The issuance of Cyclerion Common Stock, including the shares of Cyclerion Common Stock issuable upon conversion of Cyclerion Series B Preferred Stock, to Korsana stockholders pursuant to the Merger Agreement and the resulting change in control from the First Merger must be approved by Cyclerion shareholders, and the Merger Agreement and transactions contemplated thereby must be approved by the Korsana stockholders. Failure to obtain these approvals would prevent the closing of the Merger.

Before the Merger can be completed, Cyclerion shareholders must approve, among other things, the issuance of Cyclerion Common Stock, including shares of Cyclerion Common Stock issuable upon conversion of Cyclerion Series B Preferred Stock, to Korsana stockholders pursuant to the Merger Agreement and the resulting change in control from the First Merger, and Korsana stockholders must adopt the Merger Agreement and approve the Merger and the related transactions. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the Merger may materially adversely affect the timing and benefits that are expected to be achieved from the Merger.

The Merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry-wide changes or other causes.

In general, neither Cyclerion nor Korsana is obligated to complete the Merger if there is a material adverse effect affecting the other party between April 1, 2026, the date of the Merger Agreement, and the closing of the Merger. However, certain types of causes are excluded from the concept of a “material adverse effect.” Such exclusions include, but are not limited to, changes in general economic or political conditions, industry-wide changes, changes resulting from the announcement of the Merger, natural disasters, pandemics, other public health events or force majeure events and changes in U.S. generally accepted accounting principles. Therefore, if any of these events were to occur and adversely affect Cyclerion or Korsana, the other party would still be obliged to consummate the closing of the Merger notwithstanding such material adverse effect. If any such adverse effects occur and Cyclerion consummates the closing of the Merger, the stock price of the Combined Company may suffer. This in turn may reduce the value of the Merger to the shareholders of Cyclerion, Korsana or both.

If the Merger is not completed, Cyclerion’s stock price may decline significantly.

The market price of Cyclerion Common Stock is subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of Cyclerion Common Stock will likely be volatile based on whether shareholders and other investors believe that Cyclerion can complete the Merger or otherwise raise additional capital to support Cyclerion’s operations if the Merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of Cyclerion Common Stock has been and may be exacerbated by low trading volume. Additional factors that may cause the market price of Cyclerion Common Stock to fluctuate include:

• announcements of the results of its future clinical trials, discussions with regulators, and regulatory approval decisions;

• the entry into, or termination of, key agreements, including commercial partner agreements;

• announcements by commercial partners or competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;

• the loss of key employees;

• future sales of Cyclerion Common Stock;

• general and industry-specific economic conditions that may affect Cyclerion’s research and development expenditures; and

• period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of Cyclerion Common Stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

If Cyclerion completes the Merger, the Combined Company will need to raise additional capital and satisfy certain contractual obligations by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the Combined Company’s shareholders or restrict the Combined Company’s operations.

In connection with the Merger, Korsana and Cyclerion entered into the Securities Purchase Agreement with certain investors, including existing investors of Korsana, pursuant to which the investors agreed to purchase, in the aggregate, approximately $380.0 million of Korsana Common Stock and Korsana Pre-Funded Warrants in the

Korsana Pre-Closing Financing immediately prior to the closing of the Merger. The closing of the Korsana Pre-Closing Financing is conditioned upon the satisfaction or waiver of the conditions to the closing of the Merger as well as certain other conditions. The Korsana Common Stock and Korsana Pre-Funded Warrants issued in the Korsana Pre-Closing Financing will result in dilution to all securityholders of the Combined Company (i.e., both Cyclerion’s pre-Merger securityholders and former Korsana securityholders).

Additional financing may not be available to the Combined Company when it is needed or may not be available on favorable terms. To the extent that the Combined Company raises additional capital by issuing equity securities, such financing will cause additional dilution to all securityholders of the Combined Company, including Cyclerion’s pre-Merger securityholders and Korsana former securityholders. It is also possible that the terms of any new equity securities may have preferences over the Combined Company’s common stock. Any debt financing the Combined Company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the Combined Company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the Combined Company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the Combined Company.

In addition, as a result of Cyclerion’s assumption of the Paragon ADOA in connection with the Merger, the Combined Company will be subject to the obligation to grant to Parasa on December 31, 2026, warrants to purchase a number of shares equal to 1.00% of the outstanding shares of Cyclerion Common Stock as of the date of the grant on a fully-diluted basis, with an exercise price equal to the fair market value of the underlying shares on the grant date. Such warrants granted will result in further dilution to all securityholders of the Combined Company.

Transfers of the Combined Company’s securities utilizing Rule 144 of the Securities Act may be limited.

A significant portion of the Combined Company’s securities will be restricted from immediate resale. Holders should be aware that transfers of the Combined Company’s securities pursuant to Rule 144 may be limited as Rule 144 is not available, subject to certain exceptions, for the resale of securities initially issued by shell companies (other than business combination related shell companies) or issuers that have been at any time previously a shell company. Cyclerion’s expected disposal of Cyclerion’s historical assets and operations in connection with the Merger is expected to make Cyclerion a shell company. Cyclerion anticipates that following the consummation of the Merger, the Combined Company will no longer be a shell company. As a result, Cyclerion anticipates that holders will not be able to sell their restricted Combined Company securities pursuant to Rule 144 without registration until one year after Cyclerion files the Current Report on Form 8-K following the closing that includes the required Form 10 information that reflects that the Combined Company is no longer a shell company.

Cyclerion is expected to be deemed a shell company. As a result, if Cyclerion completes the Merger, the Combined Company will be subject to more stringent reporting requirements, offering limitations and resale restrictions.

Cyclerion’s or the Combined Company’s expected disposal of Cyclerion’s historical assets and operations prior to or following the Merger is expected to make Cyclerion a shell company. As such, the Combined Company would be subject to the requirements applicable to shell company business combinations. The requirements applicable to shell company business combinations are as follows:

• the Combined Company will need to file a Form 8-K to report the Form 10 type information after closing with the SEC reflecting its status as an entity that is not a shell company;

• Cyclerion is not, and the Combined Company will not be, eligible to use a Form S-3 until 12 full calendar months after closing;

• the Combined Company will need to wait at least 60 calendar days after closing to file a Form S-8 for any equity plans or awards;

• the Combined Company will be an “ineligible issuer” for three years following the closing, which will prevent the Combined Company from (i) incorporating by reference in its Form S-1 filings, (ii) using a free writing prospectus, or (iii) taking advantage of well-known seasoned issuer status despite its public float;

• investors who (i) are affiliates of Korsana at the time the Merger is submitted for the vote or consent of Korsana stockholders, (ii) receive securities of the Combined Company in the Merger (i.e., Rule 145(c)

securities), and (iii) publicly offer or sell such securities, will be deemed to be engaged in a distribution of such securities, and therefore to be underwriters with respect to resales of those securities, and accordingly such securities may not be included in the Form S-1 resale registration statement anticipated to be filed after the closing of the Merger unless such securities are sold only in a fixed price offering in which such investors are named as underwriters in the prospectus; and

• Rule 144(i)(2) will limit the ability to publicly resell Rule 145(c) securities per Rule 145(d), as well as any other “restricted” or “control” securities of the Combined Company per Rule 144 (i.e., holders of restricted securities and any affiliates of the public company are also affected) until one year after the Form 10 information is filed with the SEC.

The foregoing SEC requirements would increase the Combined Company’s time and cost of raising capital, offering stock under equity plans, and complying with securities laws. Further, such requirements will add burdensome restrictions on the resale of Combined Company shares by affiliates of Korsana and any holders of “restricted” or “control” securities.

Some of Cyclerion’s and Korsana’s directors and executive officers have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Directors and executive officers of Cyclerion and Korsana have interests in the Merger that are different from, or in addition to, the interests of other Cyclerion shareholders generally. These interests with respect to Cyclerion’s directors and executive officers may include, among others, retention bonus payments, extension of exercisability periods of previously issued stock option grants, severance payments if employment is terminated in a qualifying termination in connection with the Merger and rights to continued indemnification, expense advancement and insurance coverage.

Further, certain current members of the Korsana Board will continue as directors of the Combined Company after the First Effective Time, and, following the closing of the Merger, will be eligible to be compensated as non-employee directors of the Combined Company pursuant to Cyclerion’s non-employee director compensation policy that is expected to remain in place following the First Effective Time.

The Cyclerion Board was aware of and considered those interests, among other matters, in reaching their decisions to approve and adopt the Merger Agreement, approve the Merger, and recommend the approval of the Merger Agreement to Cyclerion and Korsana stockholders. These interests, among other factors, may have influenced the directors and executive officers of each company to support or approve the Merger.

Cyclerion shareholders and Korsana stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger, including the conversion of Korsana Common Stock issued in the Korsana Pre-Closing Financing.

If the Combined Company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, Cyclerion shareholders and Korsana stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the Combined Company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Cyclerion securityholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the Combined Company following the completion of the Merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the Merger, Cyclerion’s current shareholders will generally own a smaller percentage of the Combined Company than their ownership of Cyclerion prior to the Merger. Immediately after the Merger, Cyclerion securityholders as of immediately prior to the Merger are expected to own approximately 1.5% of the outstanding shares of capital stock of the Combined Company (on a fully-diluted basis), and former holders of Korsana securities are expected to own approximately 98.5% of the outstanding shares of capital stock of the Combined Company (on a fully-diluted basis), subject to certain assumptions, including, but not limited to, Cyclerion’s Net Cash as of closing being equal to $0. The Chief Executive Officer and President of Korsana will serve as the Chief Executive Officer and President of the Combined Company following the completion of the Merger.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

While the Merger Agreement is in effect, each party is generally prohibited from, among other things, soliciting, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry. In addition, Cyclerion’s current directors and executive officers have entered into support agreements pursuant to the terms of the Merger Agreement, and as an inducement to Korsana’s willingness to enter into the Merger Agreement, by which they have agreed to vote all of their shares of Cyclerion capital stock in favor of the Merger Agreement and the transactions contemplated thereby and against any competing proposals, subject to certain limited exceptions. These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the merger consideration in the combination.

Because the lack of a public market for Korsana Common Stock makes it difficult to evaluate the fair market value of its capital stock, the value of Cyclerion Common Stock to be issued to Korsana stockholders may be more or less than the fair market value of Korsana Common Stock.

The outstanding capital stock of Korsana is privately held and is not traded on any public market. The lack of a public market makes it difficult to determine the fair market value of Korsana capital stock. Because the percentage of Cyclerion’s equity to be issued to Korsana stockholders was determined based on negotiations between the parties, it is possible that the value of Cyclerion Common Stock and Cyclerion Series B Preferred Stock to be issued to Korsana stockholders will be more or less than the fair market value of Korsana capital stock.

Lawsuits may be filed against Cyclerion, Korsana, or any of the members of their respective boards of directors arising out of the Merger, which may delay or prevent the Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against Cyclerion, the Cyclerion Board, Korsana, the Korsana Board and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and Cyclerion or Korsana may not be successful in defending against any such future claims. Lawsuits that may be filed against Cyclerion, the Cyclerion Board, Korsana, or the Korsana Board could delay or prevent the Merger, divert the attention of Cyclerion’s and Korsana’s management and employees from their day-to-day business and otherwise adversely affect Cyclerion and Korsana financially.

Cyclerion has never paid and, other than in connection with the Merger, does not intend to pay any cash dividends in the foreseeable future.

Cyclerion has never paid cash dividends on any of its capital stock. Cyclerion does not currently anticipate declaring or paying cash dividends on its capital stock in the foreseeable future.

If Cyclerion does not successfully consummate the Merger or another strategic transaction, Cyclerion’s board of directors may decide to pursue a dissolution and liquidation of Cyclerion. In such an event, the amount of cash available for distribution to Cyclerion shareholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which Cyclerion can give you no assurance.

There can be no assurance that the Merger will be completed. If the Merger is not completed, Cyclerion’s board of directors may decide to pursue a dissolution and liquidation of Cyclerion. In such an event, the amount of cash available for distribution to Cyclerion shareholders, if any, will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as Cyclerion funds its operations while pursuing the Merger. In addition, if Cyclerion’s board of directors were to approve and recommend, and Cyclerion shareholders were to approve, a dissolution and liquidation of Cyclerion,

Cyclerion would be required under Massachusetts law to pay Cyclerion’s outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to shareholders. Cyclerion’s commitments and contingent liabilities may include obligations under Cyclerion’s employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of Cyclerion, litigation against Cyclerion, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of Cyclerion’s assets would need to be reserved pending the resolution of such obligations.

In addition, Cyclerion may be subject to litigation or other claims related to a dissolution and liquidation of Cyclerion. If a dissolution and liquidation were to be pursued, Cyclerion’s board of directors, in consultation with Cyclerion’s advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of Cyclerion Common Stock could lose all or a significant portion of their investment in the event of liquidation, dissolution or winding up of Cyclerion. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to Cyclerion shareholders.

Cyclerion and its shareholders will not have any right to make damage claims against Korsana for the breach of any representation, warranty or covenant made by Korsana in the Merger Agreement.

The Merger Agreement provides that all of the representations, warranties and covenants of the parties contained therein shall not survive the closing of the Merger, except for those covenants contained therein that by their terms apply or are to be performed in whole or in part after the Closing, and then only with respect to breaches occurring after the closing of the Merger. Accordingly, there are no remedies available to the parties with respect to any breach of the representations, warranties, covenants or agreements of the parties to the Merger Agreement after the Closing of the Merger, except for covenants to be performed in whole or in part after the Closing. As a result, Cyclerion and its shareholders will have no remedy available to them if the Merger is consummated and it is later revealed that there was a breach of any of the representations, warranties and covenants made by Korsana at the time of the Merger.

Additionally, Cyclerion cannot assure you that the due diligence conducted in relation to Korsana has identified all material issues or risks associated with Korsana, its business or the industry in which it competes. Furthermore, Cyclerion cannot assure you that factors outside of its or Korsana’s control will not later arise, or that any previously identified risks will not materialize in a manner inconsistent with the preliminary analysis. As a result of these factors, following the closing of the Merger, the Combined Company may be exposed to liabilities and incur additional costs and expenses and it may be forced to later write-down or write off assets, restructure its operations, or incur impairment or other charges. Cyclerion and its shareholders have no indemnification rights against Korsana or its stockholders under the Merger Agreement. Accordingly, any shareholders of Cyclerion that remain stockholders of the Combined Company following the Merger could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by Cyclerion’s directors or officers of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the registration statement or proxy statement/prospectus relating to the Merger contained an actionable material misstatement or material omission.

Cyclerion’s shareholders potentially may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.

The Merger Agreement contemplates that, at or prior to the First Effective Time, Cyclerion and the Rights Agent will execute and deliver the CVR Agreement, pursuant to which each person who was a shareholder of record of Cyclerion’s capital stock as of the close of business on the last business day prior to the day on which the First Effective Time occurs will be entitled to receive a CVR, issued by Cyclerion subject to and in accordance with the terms and conditions of the CVR Agreement. Pursuant to the CVR Agreement, each CVR holder is entitled to certain rights to receive a pro rata portion of the proceeds, if any, received by Cyclerion as a result of the disposition of Cyclerion’s pre-merger legacy assets during specified periods of time. Such proceeds are subject to certain permitted deductions. The right of Cyclerion’s shareholders to derive any value from the CVRs will be contingent solely upon the disposition of Cyclerion’s pre-merger legacy assets within the time periods specified in the CVR Agreement or any other contingencies as provided in the CVR Agreement.

Cyclerion may not be able to achieve successful results from the disposition of Cyclerion’s pre-merger legacy assets as described above. If this is not achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.

The tax treatment of the CVRs is uncertain.

The Combined Company intends to treat the issuance of the CVRs to the persons who prior to completion of the Merger were Cyclerion shareholders as a distribution of property with respect to Cyclerion capital stock. However, the U.S. federal income tax treatment of the CVRs is uncertain. There is no legal authority directly addressing the U.S. federal income tax treatment of contingent value rights with characteristics similar to the CVRs. Therefore, it is possible that the issuance of the CVRs may be treated as a distribution of equity with respect to Cyclerion capital stock, as an “open transaction,” or as a “debt instrument” for U.S. federal income tax purposes, and such questions are inherently factual in nature.

Item 5. Other Information

During the 2026 first quarter, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

Date: May 12, 2026