Form 10-Q
period 2026-06-30
Cyclerion Therapeutics, Inc.
filed 2026-08-04
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, the registrant had 4,681,351 shares of common stock, no par value, outstanding.

CYCLERION PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2026

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

Cyclerion Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,391	$3,240
Accounts receivable	—	1,000
Prepaid expenses	112	384
Other current assets	11	11
Total current assets	1,514	4,635
Property and equipment, net	66	—
Other investment	5,350	5,350
Total assets	$6,930	$9,985
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,597	$508
Accrued research and development costs	26	198
Accrued expenses and other current liabilities	220	194
Total current liabilities	1,843	900
Commitments and contingencies (Note 6)	—	—
Stockholders' equity
Preferred stock, no par value, 100,000,000 shares authorized and 351,037 shares of Series A convertible preferred stock issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, no par value, 400,000,000 shares authorized at June 30, 2026 and December 31, 2025; 4,330,314 and 3,925,314 shares issued at June 30, 2026 and December 31, 2025, respectively; 4,256,284 and 3,821,236 shares outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Paid-in capital	281,039	280,105
Accumulated deficit	(275,952)	(271,020)
Total stockholders' equity	5,087	9,085
Total liabilities and stockholders' equity	$6,930	$9,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Revenue from option agreement	$—	$93	$—	$174
Total revenues	—	93	—	174
Cost and expenses:
Research and development	—	56	730	92
General and administrative	1,771	1,709	4,250	3,211
Total cost and expenses	1,771	1,765	4,980	3,303
Loss from operations	(1,771)	(1,672)	(4,980)	(3,129)
Other income, net
Interest income	16	31	48	59
Gain from insurance recovery	—	1,317	—	1,317
Total other income, net	16	1,348	48	1,376
Net loss and other comprehensive loss	$(1,755)	$(324)	$(4,932)	$(1,753)
Net loss per share:
Basic and diluted net loss per share	$(0.41)	$(0.11)	$(1.17)	$(0.62)
Weighted average shares used in calculating:
Basic and diluted shares	4,251	3,071	4,228	2,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Preferred Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2024	2,545,922	$—	351,037	$—	$276,342	$(267,492)	$8,850
Net loss	—	—	—	—	—	(1,429)	(1,429)
Issuance of common stock - private placement, net of issuance cost	499,998	—	—	—	1,245	—	1,245
Vesting of restricted stock awards	15,024	—	—	—	—	—	—
Share-based compensation expense related to stock options and restricted stock awards	—	—	—	—	114	—	114
Balance at March 31, 2025	3,060,944	$—	351,037	$—	$277,701	$(268,921)	$8,780
Net loss	—	—	—	—	—	(324)	(324)
Vesting of restricted stock awards	15,024	—	—	—	—	—	—
Share-based compensation expense related to stock options and restricted stock awards	—	—	—	—	114	—	114
Balance at June 30, 2025	3,075,968	$—	351,037	$—	$277,815	$(269,245)	$8,570

	Common Stock		Preferred Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2025	3,821,236	$—	351,037	$—	$280,105	$(271,020)	$9,085
Issuance of common stock - ATM	405,000	—	—	—	825	—	825
Net loss	—	—	—	—	—	(3,177)	(3,177)
Vesting of restricted stock awards	15,024	—	—	—	—	—	—
Share-based compensation expense related to stock options and restricted stock awards	—	—	—	—	58	—	58
Balance at March 31, 2026	4,241,260	$—	351,037	$—	$280,988	$(274,197)	$6,791
Net loss	—	—	—	—	—	(1,755)	(1,755)
Vesting of restricted stock awards	15,024	—	—	—	—	—	—
Share-based compensation expense related to stock options and restricted stock awards	—	—	—	—	51	—	51
Balance at June 30, 2026	4,256,284	$—	351,037	$—	$281,039	$(275,952)	$5,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,932)	$(1,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	109	228
Changes in operating assets and liabilities:
Accounts receivable	1,000	31
Prepaid expenses	272	(41)
Other current assets	—	(11)
Accounts payable	1,089	72
Accrued research and development costs	(172)	20
Accrued expenses and other current liabilities	26	(17)
Net cash used in operating activities	(2,608)	(1,471)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(66)	—
Net cash used in investing activities	(66)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ATM	825	—
Proceeds from private placement	—	1,375
Issuance costs paid for private placement	—	(130)
Net cash provided by financing activities	825	1,245
Net decrease in cash and cash equivalents	(1,849)	(226)
Cash and cash equivalents, beginning of period	3,240	3,232
Cash and cash equivalents, end of period	$1,391	$3,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyclerion Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Nature of Operations

Cyclerion Therapeutics, Inc. (“Cyclerion”, the “Company” or “we”) became an independent public company on April 1, 2019 after Ironwood Pharmaceuticals, Inc. completed a tax-free spin-off of their sGC business. Cyclerion has one employee as of June 30, 2026 and also relies on a team of specialist consultants for its operations.

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

During the year ended December 31, 2025, the Company sold 715,220 shares of its common stock for net proceeds of $2.1 million under the Sales Agreement, after deducting commissions paid to Guggenheim Securities of

$0.1 million. In January 2026, the Company sold 405,000 shares of common stock under the Sales Agreement for net proceeds of approximately $0.8 million. The Company exhausted all sales under the 2025 Shelf.

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

Based on Cyclerion’s and Korsana’s capitalization as of June 30, 2026 and assuming Cyclerion’s net cash as of closing being equal to $(2.5) million, each share of Korsana Common Stock and Korsana Series A Preferred Stock is currently estimated to be entitled to receive approximately 1.4735 shares of Cyclerion Common Stock. Each share of Korsana Series Seed Preferred Stock will be converted into the right to receive a number of shares of Cyclerion Series B Preferred Stock, equal to the Exchange Ratio divided by 1,000. The estimated Exchange Ratio does not give effect to the proposed Cyclerion reverse stock split and is subject to adjustment based on Cyclerion’s estimated net cash at the closing of the First Merger.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

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

The Company expects that its cash and cash equivalents as of June 30, 2026, will be sufficient to fund its operating expenses through the anticipated closing date of the Merger, however the Company will need to obtain additional funding to sustain operations as it expects to continue to generate operating losses for the foreseeable future. The Company's expectation to generate negative operating cash flows in the future and the need for additional funding to support its planned operations, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. If the Merger is not consummated, the Company believes that its cash and cash equivalents as of June 30, 2026 would be adequate to fund its operating expenses through the anticipated closing date of the Merger. However, in order to continue development of its programs, the Company would need to secure substantial additional funding in the future, from one or more equity or debt financings, collaborations, or other sources. Additional funding may not be available to the Company on acceptable terms, or at all. The Company’s Board of Directors may also decide to pursue a dissolution and liquidation in lieu of continuing program development in the event the Merger is not consummated.

2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as discussed elsewhere in the notes to the interim condensed consolidated financial statements, the Company did not adopt any new accounting pronouncements during the six months ended June 30, 2026 that had a material effect on its condensed consolidated financial statements.

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

3. Fair Value of Financial Instruments

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements as of June 30, 2026:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,253	$—	$—	$1,253
Cash equivalents	$1,253	$—	$—	$1,253

	Fair Value Measurements as of December 31, 2025:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,072	$—	$—	$3,072
Cash equivalents	$3,072	$—	$—	$3,072

During the three and six months ended June 30, 2026 and 2025, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of money market funds, is based on quoted market prices in active markets with no valuation adjustment.

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

Accordingly, the Company has accounted for the investment as a financial instrument without a readily determinable fair value. Such investment is recorded using the measurement alternative for investments without readily determinable fair values, whereby the investment is measured at cost less any impairment recorded or adjustments for observable price changes. An impairment loss is recognized in the consolidated statements of operations and comprehensive loss equal to the amount by which the carrying value exceeds the fair value of the investment. As of June 30, 2026, no impairment loss was recognized. The Company considers the cost of the investment to be the maximum exposure to loss as a result of its involvement with the non-affiliated entity.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Professional fees	$144	$143
Employee compensation	12	13
Other	64	38
Accrued expenses and other current liabilities	$220	$194

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of June 30, 2026 and December 31, 2025.

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

The following table provides share-based compensation reflected in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$—	$12	$—	$24
General and administrative	51	102	109	204
	$51	$114	$109	$228

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

A summary of stock option activity for the six months ended June 30, 2026, is as follows:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value (in
	of Options	Price	Term (Years)	thousands)
Outstanding as of December 31, 2025	297,762	$149.73	4.9	$—
Granted	—	$—
Exercised	—	$—
Cancelled or forfeited	(17,385)	$203.72
Outstanding as of June 30, 2026	280,377	$146.38	4.7	$31
Exercisable at June 30, 2026	225,791	$177.20	4.0	$17

There were no options exercised during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested time-based stock options is $0.1 million and the weighted average period over which that expense is expected to be recognized is 2.67 years.

The Company has granted certain former employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the three and six months ended June 30, 2026 and 2025, there were no shares that vested as a result of performance milestone achievements. No share-based compensation expense related to these performance-based options was recognized during the three and six months ended June 30, 2026 and 2025, respectively.

Restricted Stock Awards

No RSA was granted during the three and six months ended June 30, 2026 and 2025. The fair value of all RSAs is based on the market value of the Company’s common stock on the date of grant. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period.

A summary of RSA activity for the six months ended June 30, 2026, is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2025	104,078	$2.57
Granted	—	—
Vested	(30,048)	2.52
Forfeited	—	—
Unvested as of June 30, 2026	74,030	$2.60

As of June 30, 2026, the unrecognized share-based compensation expense, net of estimated forfeitures, related to all unvested RSAs is $0.2 million and the weighted average period over which that expense is expected to be recognized is 1.21 years.

8. Loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss (in thousands)	$(1,755)	$(324)	$(4,932)	$(1,753)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted (in thousands)	4,251	3,071	4,228	2,842
Net loss per share — basic and diluted	$(0.41)	$(0.11)	$(1.17)	$(0.62)

The Company excludes shares of common stock related to Preferred Stock, stock options and RSAs from the calculation of diluted net loss per share since the inclusion of such shares would be anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the three and six months ended June 30, 2026 and 2025:

	Three and Six Months Ended June 30,
	2026	2025
Preferred Stock	351,037	351,037
Stock Options	280,377	314,637
RSAs	74,030	134,126
	705,444	799,800

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

No expense was recognized for the three and six months ended June 30, 2026 and 2025 related to the license.

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

The Company determined the Purchase Agreement has stand-alone value under the scope of ASC 606 and should not be combined with the Akebia License Agreement or the Amendment. The delivery of the Additional Development Materials by the Company represents a single performance obligation and consideration was recognized upon delivery. No revenue was recognized under the Purchase Agreement during three and six months ended June 30, 2026 and 2025.

Option Agreement

On July 22, 2024, the Company entered into an Option to License Agreement (the “Option Agreement”) with a third party (the “Optionee”), pursuant to which the Optionee had an option (the “Option”) to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. Under the terms of the Option Agreement, the Optionee paid the Company an Option fee of $150,000 in August 2024 and subsequent fees totaling $80,000 to extend the term of the Option Agreement. The Optionee originally could exercise the Option on or before March 20, 2025, which option period was ultimately extended through August 22, 2025. Thereafter, the parties had an additional 60 days to negotiate the terms of a definitive license agreement. The parties were unable to agree upon the terms of a license agreement and the Company provided notice on October 23, 2025 that it was terminating the Option Agreement. The Company recognized revenue of $0.1 million and $0.2 million related to the extension fee payment and expense reimbursement for the three and six months ended June 30, 2025, respectively.

Medsteer Collaboration Agreement

On January 3, 2026, the Company and the Medsteer, SAS (“Medsteer”) entered into a Collaboration and Option Agreement (the “Collaboration Agreement”) pursuant to which Medsteer granted to the Company (i) a non-exclusive, worldwide, royalty-free, sublicensable license of certain of Medsteer’s technology, software and intellectual property to develop an anesthetic delivery system with Medsteer and (ii) an exclusive option (the “Option”), exercisable at the Company’s sole discretion, to obtain an exclusive, worldwide, royalty-bearing, sublicensable license of certain of Medsteer’s technology, software and intellectual property to develop or commercialize licensed products in any field of use except for sedation regulation for patients undergoing major surgery, in multi-bed or intensive unit wards, or in the context of medical transport. The Company may exercise the Option at any time until the earlier of the second anniversary of the effective date of the Collaboration Agreement, which period may be extended for an additional two years at the Company’s option and upon payment of a nominal fee or by mutual agreement of the Company and Medsteer. Under the terms of the Collaboration Agreement, the Company recognized nil and $0.1 million research and development expense during the three and six months ended June 30, 2026, respectively, which is related to the upfront payment paid to Medsteer and other transaction costs. Medsteer will be eligible to receive up to $3.7 million upon the achievement of certain development, regulatory and sales milestone payments. Medsteer will also receive an annual royalty payment and royalties in a percentage in the low single digits based on future net sales of licensed products, subject to certain adjustments as set forth in the Collaboration Agreement.

10. Subsequent Events

On July 16, 2026, the Board approved the acceleration of vesting of all outstanding unvested options and RSAs held by the Company's officers and directors.

On July 16, 2026, the Company noted the holder of 351,037 shares of non-voting Series A Convertible Preferred Stock converted all of his 351,037 shares of the Company’s Series A Convertible Preferred Stock into an equal number of shares of common stock.

On July 16, 2026, 110,984 vested options held by a director of the Company with an exercise price per share range between $24.20 and $369.40 were cancelled.

On July 24, 2026, the Securities and Exchange Commission (SEC) approved the effectiveness of the Form S-4 filing pursuant to the Merger Agreement with Korsana Biosciences, Inc.

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

Based on Cyclerion’s and Korsana’s capitalization as of June 30, 2026 and assuming Cyclerion’s net cash as of closing being equal to $(2.5) million, each share of Korsana Common Stock and Korsana Series A Preferred Stock is currently estimated to be entitled to receive approximately 1.4735 shares of Cyclerion Common Stock. Each share of Korsana Series Seed Preferred Stock will be converted into the right to receive a number of shares of Cyclerion Series B Preferred Stock, equal to the Exchange Ratio divided by 1,000. The estimated Exchange Ratio does not give effect to the proposed Cyclerion reverse stock split and is subject to adjustment based on Cyclerion’s estimated net cash at the closing of the First Merger.

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

Based on its current operating plan, Cyclerion expects that its current cash and cash equivalents will fund its operating expenses until the closing of the contemplated Merger, which is subject to approval by its shareholders and the shareholders of Korsana and other customary closing conditions; however, Cyclerion has based this estimate on assumptions that may prove to be wrong, and Cyclerion could use its capital resources sooner than Cyclerion expects.

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

The following table summarizes our research and development expenses, employee and facility related costs allocated to research and development expense, and discovery and pre-clinical phase programs, for the three and six months ended June 30, 2026 and 2025. The product pipeline expenses relate primarily to external costs associated with nonclinical studies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Personnel and related internal costs	$—	$12	$7	$24
Others	—	44	723	68
Total research and development expenses	$—	$56	$730	$92

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues:
Revenue from option agreement	$—	$93	$(93)	(100)%	$—	$174	$(174)	(100)%
Total revenues	—	93	(93)	(100)%	—	174	(174)	(100)%
Cost and expenses:
Research and development	—	56	(56)	(100)%	730	92	638	693%
General and administrative	1,771	1,709	62	4%	4,250	3,211	1,039	32%
Total cost and expenses	1,771	1,765	6	0%	4,980	3,303	1,677	51%
Loss from operations	(1,771)	(1,672)	(99)	6%	(4,980)	(3,129)	(1,851)	59%
Other income, net
Interest income	16	31	(15)	(48)%	48	59	(11)	(19)%
Gain from insurance recovery	—	1,317	(1,317)	(100)%	—	1,317	(1,317)	(100)%
Total other income, net	16	1,348	(1,332)	(99)%	48	1,376	(1,328)	(97)%
Net loss and other comprehensive loss	$(1,755)	$(324)	$(1,431)	442%	$(4,932)	$(1,753)	$(3,179)	181%

Revenue

Revenue from option agreement. On July 22, 2024, we entered into the Option Agreement with the Optionee, which the Optionee had the Option to enter into an exclusive license to olinciguat for human therapeutics, subject to certain carveouts. We recognized revenue of $0.1 million and $0.2 million related to the Option extension fee and expense reimbursement during the three and six months ended June 30, 2025, respectively. The Option Agreement was terminated in October 2025 and no revenue was recognized during the three and six months ended June 30, 2026.

Expenses

Research and development expense. The decrease in research and development expense of approximately $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, was primarily our termination of research and development efforts in the first half of 2026.

The increase in research and development expense of approximately $0.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, was primarily driven by increases of approximately $0.5 million in professional consulting and approximately $0.1 million in license option fee.

General and administrative expense. The increase in general and administrative expenses of approximately less than $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily driven by increases of approximately $0.4 million in corporate legal fees, offset by a decrease of $0.1 million in patent fees, $0.1 million in professional consulting, $0.1 million in outside service fees and $0.1 million in audit services fees.

The increase in general and administrative expenses of approximately $1.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by increases of approximately $0.2 million in professional consulting and $1.3 million in corporate legal fees, offset by a decrease of $0.1 million in patent fees, $0.1 million in audit service fees, $0.1 million in stock compensation expense and $0.1 million in insurance expense.

Interest income. Interest income was not changed significantly for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025.

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

On March 21, 2025, we closed on a private placement of 499,998 shares of our common stock, pursuant to a Stock Purchase Agreement, for total gross proceeds of approximately $1.375 million. We also incurred transaction costs of $0.1 million during the six months ended June 30, 2026.

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

On June 30, 2026, we had approximately $1.4 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in U.S. government money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which requires all investments held by us to be at least “AAA” rated or equivalent, with a remaining final maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

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

We have incurred recurring losses since our inception, including a net loss of $4.9 million for the six months ended June 30, 2026. In addition, as of June 30, 2026, we had an accumulated deficit of $276.0 million. We expect that our cash and cash equivalents as of June 30, 2026, will be sufficient to fund our operating expenses through the anticipated closing of the Merger, however we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Net cash used in operating activities	$(2,608)	$(1,471)	$(1,137)	77%
Net cash used in investing activities	$(66)	$—	$(66)	—
Net cash provided by financing activities	$825	$1,245	$(420)	(34)%

Cash Flows used in Operating Activities

Net cash used in operating activities of $2.6 million for the six months ended June 30, 2026 was primarily a result of our $4.9 million net loss from operations. The net loss was offset by non-cash stock-based compensation expense of $0.1 million, a decrease in accounts receivable of $1.0 million, a decrease in prepaid expense of $0.3 million and an increase in accounts payable of $1.1 million. The net loss was also adjusted by a decrease in accrued research and development costs of $0.2 million.

Net cash used in operating activities of $1.5 million for the six months ended June 30, 2025 was primarily a result of our $1.8 million net loss from operations. The net loss was offset by non-cash stock-based compensation expense of $0.2 million.

Cash Flows used in Investing Activities

Net cash used in investment activities of $0.1 million for the six months ended June 30, 2026 was due to purchase of lab equipment acquired during the six months ended June 30, 2026. There was no investing activity in the six months ended June 30, 2025.

Cash Flows provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 of $0.8 million was due to the net proceeds received from ATM related to the issuance of 405,000 shares of our common stock under the ATM. Net cash provided by financing activities for the six months ended June 30, 2025 of $1.2 million was due to cash received from the 2025 Equity Private Placement related to issuance of 499,998 shares common stock at a purchase price of $2.75 per share.

Funding Requirements

If we are unable to complete the Merger, we expect our expenses to fluctuate as we continue to maintain out-license opportunities and potentially seek to broaden our portfolio through in-licensing of complementary assets. We expect that our cash and cash equivalents as of June 30, 2026, will be sufficient to fund operations through the anticipated closing date of the Merger. As a result, if we are unable to complete the Merger, we will need to obtain additional funding to sustain operations as we expect to continue to generate operating losses for the foreseeable future. Failure to obtain necessary capital when needed would likely delay development of any current or potential future product candidates, and would likely make it difficult for us to continue our operations. Because there is substantial doubt about our ability to continue as a going concern for a reasonable period of time, an investment in our common stock is highly speculative; holders of our common stock could suffer a total loss of their investment.

Because of the many risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements if the Merger is not consummated. If the Merger is not consummated and if we are thereafter unable to raise additional capital, we expect we would cease operations and seek to dissolve the Corporation. In the event we were able to raise additional capital, our expenses will fluctuate, and our future funding requirements will depend on, and could increase or decrease significantly as a result of many factors, including the:

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

Contractual Commitments and Obligations

Tax-related Obligations

We exclude assets, liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2026, we had no uncertain tax positions.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and Part 1, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026. There have been no material changes in our risk factors since our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026.

Item 5. Other Information

During the 2026 second quarter, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

Date: August 4, 2026