Form 10-Q
period 2026-09-30
Korsana Biosciences, Inc.
filed 2026-11-05
CIK 1755237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-38787

Korsana Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Massachusetts	83-1895370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
203 Crescent Street, Bldgs. #3/3A/4, Suite 503, Waltham, MA	02453
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 516-2325

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	KRSA	The Nasdaq Capital Market

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

As of November 2, 2026, the registrant had 45,541,358 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KORSANA BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$456,221	$154,135
Prepaid expenses and other current assets	4,428	461
Total current assets	460,649	154,596
Operating lease right-of-use asset	967	—
Property and equipment, net	367	—
Restricted cash	101	—
Total assets	$462,084	$154,596
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,611	$176
Accrued expenses and other current liabilities (1)	28,791	12,313
Operating lease liability, current	287	—
Warrant liability, related party	13,508	—
Total current liabilities	44,197	12,489
Long term liabilities:
Accrued other liabilities, non-current	376	538
Operating lease liability, non-current	984	—
Total liabilities	45,557	13,027
Commitments and contingencies (Note 11)
Convertible preferred stock:
Series Seed (formerly known as Series A) convertible preferred stock, $0.0001 par value; no shares and 20,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares and 20,000,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025; liquidation preference of $0 and $25,000 as of September 30, 2026 and December 31, 2025	—	24,964
Series A convertible preferred stock, $0.0001 par value; 500,000 and 75,500,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares and 75,500,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025; liquidation preference of $0 and $151,000 as of September 30, 2026 and December 31, 2025	—	150,573
Series B non-voting convertible preferred stock, no par value; 4,222 shares and no shares authorized as of September 30, 2026 and December 31, 2025; 4,148 shares and no shares issued and outstanding as of September 30, 2026 and December 31, 2025	24,964	—
Stockholders’ equity (deficit):
Common stock, no par value; 400,000,000 and 122,363,552 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 45,541,358 and 1,244,400 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	504,588	1,762
Accumulated deficit	(113,025)	(35,730)
Total stockholders’ equity (deficit)	391,563	(33,968)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$462,084	$154,596

(1)
Includes related party amount of $11,008 as of September 30, 2026 and $10,565 as of December 31, 2025 (see Note 13).

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORSANA BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development (1)	$42,139	$20,479	$69,130	$20,732
General and administrative (2)	6,135	1,478	12,355	1,590
Total operating expenses	48,274	21,957	81,485	22,322
Loss from operations	(48,274)	(21,957)	(81,485)	(22,322)
Other income:
Interest income	1,849	234	4,190	374
Total other income	1,849	234	4,190	374
Net loss and comprehensive loss	$(46,425)	$(21,723)	$(77,295)	$(21,948)

Net loss per share attributable to common stockholders, basic and diluted	$(3.19)	$(39.49)	$(13.42)	$(47.67)
Net loss per share attributable to Series B non-voting convertible preferred stockholders, basic and diluted	$(3,190.41)	$ -	$(13,416.90)	$ -

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	13,525,610	550,061	5,412,840	460,382
Weighted-average shares used in computing net loss per share attributable to Series B non-voting convertible preferred stockholders, basic and diluted	1,026	-	348	-

(1)
Includes related party amount of $23,662 and $39,849 for the three and nine months ended September 30, 2026, respectively, and $20,262 and $20,298 for the three and nine months ended September 30, 2025, respectively (see Note 9).
(2)
Includes related party amount of $0 for the three and nine months ended September 30, 2026, and $721 for the three and nine months ended September 30, 2025 (see Note 9).

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORSANA BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances as of December 31, 2024	8,000,000	$9,964	—	$—	1,037,000	$—	$154	$(88)	$66
Stock-based compensation	—	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	—	(73)	(73)
Balances as of March 31, 2025	8,000,000	$9,964	—	$—	1,037,000	$—	$177	$(161)	$16
Stock-based compensation	—	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	(152)	(152)
Balances as of June 30, 2025	8,000,000	$9,964	—	$—	1,037,000	$—	$190	$(313)	$(123)
Issuance of Series Seed convertible preferred stock	12,000,000	15,000	—	—	—	—	—	—	—
Issuance of Series A convertible preferred stock, net of issuance costs of $427	75,500,000	150,573	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	(21,723)	(21,723)
Balances as of September 30, 2025	95,500,000	$175,537	—	$—	1,037,000	$—	$200	$(22,036)	$(21,836)

	Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances as of December 31, 2025	95,500,000	$175,537	—	$—	1,244,400	$—	$1,762	$(35,730)	$(33,968)
Stock-based compensation	—	—	—	—	—	—	452	—	452
Net loss	—	—	—	—	—	—	—	(13,510)	(13,510)
Balances as of March 31, 2026	95,500,000	$175,537	—	$—	1,244,400	$—	$2,214	$(49,240)	$(47,026)
Stock-based compensation	—	—	—	—	—	—	892	—	892
Reclassification of vested RSA proceeds from liability-based to equity-based	—	—	—	—	—	—	215	—	215
Net loss	—	—	—	—	—	—	—	(17,360)	(17,360)
Balances as of June 30, 2026	95,500,000	$175,537	—	$—	1,244,400	$—	$3,321	$(66,600)	$(63,279)
Exchange of Series Seed convertible preferred stock for Series B non-voting convertible preferred stock upon closing of the reverse recapitalization	(20,000,000)	(24,964)	4,148	24,964	—	—	—	—	—
Exchange of Series A convertible preferred stock for common stock and pre-funded warrants upon closing of the reverse recapitalization	(75,500,000)	(150,573)	—	—	14,480,515	—	150,573	—	150,573
Issuance of common stock and pre-funded warrants in the Pre-Closing Financing	—	—	—	—	29,143,142	—	379,996	—	379,996
Issuance of common stock to former shareholders of Cyclerion in connection with the closing of the reverse recapitalization	—	—	—	—	673,301	—	(3,282)	—	(3,282)
Issuance costs of Pre-Closing Financing and reverse recapitalization	—	—	—	—	—	—	(28,642)	—	(28,642)
Reclassification of vested RSA proceeds from liability-based to equity-based	—	—	—	—	—	—	54	—	54
Stock-based compensation	—	—	—	—	—	—	2,568	—	2,568
Net loss	—	—	—	—	—	—	—	(46,425)	(46,425)
Balances as of September 30, 2026	—	$—	4,148	$24,964	45,541,358	$—	$504,588	$(113,025)	$391,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORSANA BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(77,295)	$(21,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,420	245
Depreciation expense	33	—
Non-cash lease expense	167	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,830)	(240)
Accounts payable (1)	1,432	9,852
Accrued expenses and other liabilities (2)	12,636	292
Net cash used in operating activities	(49,437)	(11,799)
Cash flows from investing activities:
Purchases of property and equipment	(297)	—
Net cash used in investing activities	(297)	—
Cash flows from financing activities:
Proceeds from the Pre-Closing Financing (3)	379,996	—
Payment of Pre-Closing Financing and reverse recapitalization issuance costs	(28,156)	—
Cash acquired in connection with the reverse recapitalization	81	—
Proceeds from issuance of Series Seed convertible preferred stock, net of issuance costs (4)	—	15,000
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs (5)	—	150,573
Net cash provided by financing activities	351,921	165,573
Net increase in cash, cash equivalents, and restricted cash	302,187	153,774
Cash, cash equivalents, and restricted cash at beginning of period	154,135	10,108
Cash, cash equivalents, and restricted cash at end of period	$456,322	$163,882
Supplemental disclosure of non-cash financing activities:
Operating lease liability arising from obtaining right-of-use asset	$1,081	$—
Non-cash exchange of Pre-Merger Korsana Series Seed Preferred Stock for Series B Non-Voting Convertible Preferred Stock	$24,964	$—
Non-cash exchange of Pre-Merger Korsana Series A Preferred Stock for common stock and pre-funded warrants	$150,573	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$103	$—
Other liabilities assumed in connection with the reverse recapitalization	$3,363	$—
Pre-Closing Financing and reverse recapitalization issuance costs included in accounts payable and accrued expenses	$486	$—

(1)
Includes change in related party amount of $0 and $9,757 for the nine months ended September 30, 2026 and September 30, 2025, respectively.
(2)
Includes change in related party amount of $443 and $0 for the nine months ended September 30, 2026 and September 30, 2025, respectively (see Note 9).
(3)
Includes related party proceeds of $134,999 and $0 for the nine months ended September 30, 2026 and September 30, 2025, respectively.
(4)
Includes related party proceeds of $0 and $15,000 for the nine months ended September 30, 2026 and September 30, 2025, respectively.
(5)
Includes related party proceeds of $0 and $50,000 for the nine months ended September 30, 2026 and September 30, 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORSANA BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business and Basis of Presentation

Background and Basis of Presentation

Korsana Biosciences, Inc. and subsidiaries (“Korsana” or the “Company”), formerly known as Cyclerion Therapeutics, Inc. ("Cyclerion"), is a biotechnology company that is the result of the reverse recapitalization discussed below. Prior to the reverse recapitalization, the private company Korsana Biosciences, Inc. ("Pre-Merger Korsana") was established and incorporated under the laws of the state of Delaware on November 8, 2024. Korsana was founded and launched to research and develop antibody candidates licensed from Paragon Therapeutics, Inc. (“Paragon”), an antibody discovery engine founded by Fairmount Funds Management LLC (“Fairmount”). The Company is based in Waltham, Massachusetts. Korsana was formed to develop therapies built on Therapeutic Targeting (THETATM), a next generation blood-brain barrier (BBB) platform, with an initial focus on neurodegenerative disorders, including its lead product candidate, KRSA-028, an anti-amyloid beta (“Ab”) antibody that combines the proprietary “THETA™” platform with well-validated aspects from other anti-Ab products that have achieved regulatory approval or are in late-stage clinical trials.

The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, the ability to complete preclinical and clinical trials, the ability to obtain regulatory approval for product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, reliance on third-party organizations, protection of proprietary technology, compliance with government regulations, product liability, uncertainty of market acceptance of products and the ability to raise additional capital to fund operations.

The Company’s potential product candidates will require approval from the U.S. Food and Drug Administration or comparable foreign authorities prior to the commencement of commercial sales. There can be no assurance that the Company’s potential product candidates will receive all the required approvals. In addition, there can be no assurance that the Company’s potential product candidates, if approved, will be accepted in the marketplace, that any future product candidates can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such product candidates will be successfully marketed, if at all.

The accompanying unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Pre-Merger Korsana included in the Registration Statement on Form S-4 (File No. 333-295175) declared effective on July 24, 2026. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented.

The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period. The condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As the Merger was accounted for as a reverse recapitalization, the historical financial statements prior to September 8, 2026 reflect the operations of Pre-Merger Korsana and its consolidated subsidiary.

Reverse Recapitalization and Pre-Closing Financing

On September 8, 2026 (the "Closing Date"), the Company consummated the transaction (the "Closing") pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of April 1, 2026, which agreement was subsequently amended on April 17, 2026 (as amended, the "Merger Agreement"), by and among Pre-Merger Korsana, Cyclerion, Cariboos Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Cyclerion ("First Merger Sub"), and Cariboos Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of Cyclerion ("Second Merger Sub"). As part of the Closing, First Merger Sub merged with and into Pre-Merger Korsana, with Pre-Merger Korsana continuing as a wholly owned subsidiary of Cyclerion and the surviving corporation (the “First Merger”). Immediately following the First Merger and as part of the same overall transaction, Pre-Merger Korsana merged with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Merger”), with Second Merger Sub being the surviving entity of the Second Merger. Second Merger Sub changed its name to "Korsana Biosciences Operating Company, LLC" and Cyclerion changed its name to "Korsana Biosciences, Inc." The Company is led by Pre-Merger Korsana's management team and remains focused on developing therapies for neurodegenerative disorders.

KORSANA BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In accordance with an exchange ratio determined in accordance with the terms of the Merger Agreement (the “Exchange Ratio”), at the effective time of the First Merger (the “First Effective Time”), (i) each then-outstanding share of common stock, par value $0.0001 per share, of Pre-Merger Korsana (the "Pre-Merger Korsana common stock") (including shares of Pre-Merger Korsana common stock issued in connection with the Pre-Closing Financing (as defined below)) automatically converted into the right to receive a number of shares of common stock, no par value per share, of Cyclerion (the "Cyclerion common stock") equal to the Exchange Ratio, (ii) each then-outstanding share of Series Seed Preferred Stock, par value $0.0001 per share, of Pre-Merger Korsana (the "Pre-Merger Korsana Series Seed Preferred Stock") was converted into the right to receive a number of shares of Series B Non-Voting Convertible Preferred Stock, no par value, of Cyclerion (the "Series B Preferred Stock"), equal to the Exchange Ratio divided by 1,000, (iii) each-then-outstanding share of Series A Preferred Stock, par value $0.0001 per share, of Pre-Merger Korsana (the "Pre-Merger Korsana Series A Preferred Stock") automatically converted into the right to receive to a number of shares of Cyclerion common stock equal to the Exchange Ratio; provided, that to the extent the shares of Cyclerion common stock otherwise issuable to any holder would exceed such holder's beneficial ownership limitation (initially set at a percentage of up to 9.99% of the outstanding Cyclerion common stock), such holder received, in lieu of the excess shares, pre-funded warrants to purchase an equal number of shares of Cyclerion common stock, subject to adjustment as set forth in the form of the pre-funded warrant, (iv) each then-outstanding option to purchase Pre-Merger Korsana common stock was assumed by Cyclerion and was converted into an option to purchase shares of Cyclerion common stock, adjusted for the Exchange Ratio, (v) each then-outstanding warrant to purchase Pre-Merger Korsana common stock was assumed by Cyclerion and was converted into a warrant to purchase shares of Cyclerion common stock, subject to adjustment as set forth in the Merger Agreement, (vi) each then-outstanding share of Pre-Merger Korsana restricted stock was assumed by Cyclerion, subject to adjustment as set forth in the Merger Agreement, and (vii) each then-outstanding pre-funded warrant to purchase shares of Pre-Merger Korsana common stock was converted into a pre-funded warrant to purchase shares of Cyclerion common stock, subject to adjustment as set forth in the Merger Agreement and the form of pre-funded warrant.

The Exchange Ratio was calculated as 0.2074 shares of Cyclerion common stock for each share of Pre-Merger Korsana common stock (and 0.0002074 shares of Series B Preferred Stock for each share of Pre-Merger Korsana Series Seed Preferred Stock) on the Closing Date, which gives effect to a 1-for-7 reverse stock split of Cyclerion common stock immediately prior to the Merger. The par value per share and the number of authorized shares were not adjusted as a result of the Exchange Ratio. The shares of the Company's common stock underlying outstanding stock options, restricted stock awards, and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. All references to common stock, options to purchase common stock, common stock share data, per share data, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Exchange Ratio for all periods presented, unless otherwise specifically indicated or the context otherwise requires.

Immediately prior to the completion of the Merger, and in order to provide Korsana with additional capital for its development programs, Pre-Merger Korsana entered into a securities purchase agreement (the "Securities Purchase Agreement") with certain institutional and accredited investors, pursuant to which Pre-Merger Korsana issued and sold 140,516,578 shares of Pre-Merger Korsana common stock and 20,171,961 pre-funded warrants, exercisable for 20,171,961 shares of Pre-Merger Korsana common stock, at a purchase price of $2.3648 per share and $2.3647 per warrant, in each case before giving effect to the Exchange Ratio, for an aggregate purchase price of $380.0 million in a private placement (the “Pre-Closing Financing”). Entities affiliated with Fairmount and Venrock, both related parties of the Company, participated in the Pre-Closing Financing for aggregate purchase prices of $75.0 million and $60.0 million, respectively (see Note 13). At the Closing of the Merger, based on the exchange ratio, the Pre-Merger Korsana common stock and pre-funded warrants subscribed for were converted into the right to receive 29,143,142 shares of common stock and 4,183,665 pre-funded warrants. Shares of Pre-Merger Korsana common stock and pre-funded warrants to purchase shares of Korsana common stock issued pursuant to the Securities Purchase Agreement were converted into shares of Cyclerion common stock and pre-funded warrants to purchase shares of Cyclerion common stock at Closing per the Merger Agreement.

In connection with the Merger, the Company entered into a contingent value rights agreement (the “CVR Agreement”), pursuant to which certain legacy Cyclerion stockholders became entitled to receive contingent payments associated with the potential future monetization of certain legacy Cyclerion assets, including its equity investment in Tisento Therapeutics, Inc. (collectively, the “CVRs”). Payments under the CVRs are contingent upon the realization of proceeds from the underlying assets in accordance with the terms of the CVR Agreement. The Company determined that the CVRs represent a single freestanding derivative liability measured at fair value (see Note 2).

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Pre-Merger Korsana was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the fact that, immediately following the Merger: (i) Pre-Merger Korsana stockholders own a substantial majority of the voting rights in the combined company; (ii) Pre-Merger Korsana's largest stockholders retain the largest interest in the combined company; (iii)

KORSANA BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pre-Merger Korsana designated a majority of the initial members of the board of directors of the combined company; and (iv) Pre-Merger Korsana's executive management team became the management team of the combined company. Accordingly, for accounting purposes: (i) the Merger was treated as the equivalent of Pre-Merger Korsana issuing stock to acquire the net assets of Cyclerion, and (ii) the reported historical operating results of the combined company prior to the Merger are those of Pre-Merger Korsana. Additional information regarding the Merger is included in Note 3.

Liquidity and Going Concern

Since its inception, the Company has devoted substantially all of its resources to advancing the development of its portfolio of programs, organizing and staffing the Company, business planning, raising capital, and providing general and administrative support for these operations. Current and future programs will require significant research and development efforts, including preclinical and clinical trials, and regulatory approvals to commercialization. Until such time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operating activities through a combination of equity offerings and debt financings.

The Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations since inception. The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting future pre-clinical activities and clinical trials and manufacturing for its existing product candidates and any future product candidates to support commercialization and providing general and administrative support for its operations, including the costs associated with operating as a public company. The Company has incurred net losses of $46.4 million and $77.3 million during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, the Company had an accumulated deficit of $113.0 million. As of September 30, 2026, the Company had $456.2 million in cash and cash equivalents.

The Company’s management expects that its existing cash and cash equivalents will be sufficient to fund the Company’s operating plans for at least twelve months from the date these condensed consolidated financial statements are issued.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to its audited financial statements as of and for the year ended December 31, 2025 and as of December 31, 2024 and for the period from November 8, 2024 (inception) to December 31, 2024 and the related notes included in Cyclerion’s Registration Statement on Form S-4, declared effective on July 24, 2026. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies except as noted below.

Cash, Cash Equivalents, and Restricted Cash

The following represents the Company’s cash, cash equivalents, and restricted cash (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$456,221	$154,135
Restricted cash	101	—
Total cash, cash equivalents, and restricted cash	$456,322	$154,135

The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2026, the Company’s restricted cash relates to a letter of credit for its office lease in Waltham, Massachusetts and is included in restricted cash in the Company’s condensed consolidated balance sheet. The carrying value of the restricted cash approximates fair value.

KORSANA BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life (Years)
Leasehold improvements	Lesser of the life of the asset or remaining lease term
Furniture and fixtures	5 years
Computer software	3 years

Leases

The Company evaluates arrangements entered into to determine whether or not it includes a lease. At the lease commencement date, when control of the underlying asset is transferred from the lessor to the Company, the Company classifies a lease as either an operating or finance lease and recognizes a right-of-use (“ROU”) asset and a current and non-current lease liability, as applicable, in the balance sheet if the lease has a term greater than one year. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise its option.

At the lease commencement date, operating lease liabilities and their corresponding ROU assets are recorded at the present value of future minimum lease payments over the expected remaining lease term. The Company determines the present value of lease payments using the implicit rate, if it is readily determinable, or the incremental borrowing rate for the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to discount lease payments. The incremental borrowing rate represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. For operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term. For finance leases, lease expense includes amortization expense of the ROU asset recognized on a straight-line basis over the lease term and interest expense recognized on the finance lease liability. In addition, certain adjustments to the ROU asset may be required for items such as lease prepayments, incentives received or initial direct costs. As of September 30, 2026, the Company has one operating lease and no finance leases.

The Company accounts for lease and non-lease components related to operating leases for office space as a single lease component. The Company has elected that costs associated with leases having an initial term of 12 months or less are recognized in the condensed consolidated statement of operations and comprehensive loss on a straight-line basis over the lease term and are not recorded on its condensed consolidated balance sheets. Variable lease expense is recognized as incurred and consists primarily of real estate taxes, utilities, and other office space related expenses.

Classification of Convertible Preferred Shares

Prior to the reverse recapitalization, the Company had classified its Pre-Merger Korsana Series Seed Preferred Stock and Pre-Merger Korsana Series A Preferred Stock (together, the "Convertible Preferred Stock") outside of stockholders' equity (deficit) on the Company's condensed consolidated balance sheet because the holders of such stock had certain liquidation rights in the event of a deemed liquidation event that, in certain situations, were not solely within the control of the Company and would require the redemption of the then-outstanding convertible preferred stock.

Upon the closing of the Merger, the Company's outstanding Pre-Merger Korsana Series Seed Preferred Stock was converted into Series B Preferred Stock. The Company determined that certain provisions of the Series B Preferred Stock may require settlement in cash or other assets upon the occurrence of events not solely within the Company's control, including certain fundamental transactions. Accordingly, the Company classifies the Series B Preferred Stock as temporary (mezzanine) equity, outside of permanent stockholders' equity (deficit), on its condensed consolidated balance sheet.

Contingent Value Rights

The Company accounts for the CVRs issued in connection with the Merger as a derivative liability measured at fair value in accordance with ASC 815, Derivatives and Hedging. The CVR liability is initially recognized at fair value and subsequently remeasured at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss. The fair value of the CVRs is determined using a probability-weighted assessment of potential future proceeds from the underlying

KORSANA BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

legacy assets, including the likelihood, timing and estimated amounts of future monetization events. Management reassesses these assumptions on a quarterly basis and adjusts the estimated fair value of the CVR liability as appropriate. As of September 30, 2026, the estimated fair value of the CVR liability was zero, and accordingly, no liability was recorded in the accompanying condensed consolidated balance sheets.

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss attributable to stockholders per share is presented in conformity with the two-class method required for participating securities (Common stock and Series B Preferred Stock). Basic earnings per share is computed by dividing net income available to each class of shares by the weighted-average number of shares of common stock and participating securities outstanding during the period. Pre-funded warrants were included in the weighted-average number of shares of common stock outstanding as the exercise price is negligible and these warrants are fully vested and exercisable. Series B Preferred Stock shares the same characteristics as common stock and has no substantive preference attributed to them and, accordingly, has been considered a class of common stock in the computation of net loss per share regardless of their legal form.

Net loss is allocated between holders of common stock and Series B Preferred Stock based on their respective proportional ownership interests on an as-converted basis. The weighted-average number of shares outstanding for each class reflects changes in ownership over the periods presented.

Diluted net loss per share is computed by dividing the net loss attributable to stockholders adjusted for income (expenses), net of tax, related to any diluted securities, by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of this calculation, stock options to purchase common stock, warrants issued to Parasa, and unvested shares of restricted stock awards (“RSAs”) are considered potentially dilutive securities.

The Company generated a net loss for the periods presented. Accordingly, basic and diluted net loss per share is the same because the inclusion of the potentially dilutive securities would be anti-dilutive.

Recently Issued Accounting Pronouncement Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for the Company’s annual reporting period beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

3. Reverse Recapitalization and Pre-Closing Financing

As described within the Reverse Recapitalization and Pre-Closing Financing section in Note 1, on September 8, 2026, the reverse recapitalization between Pre-Merger Korsana and Cyclerion was consummated. The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. At the effective time of the Merger, substantially all of the assets of Cyclerion consisted of cash and other nominal non-operating assets and liabilities. No goodwill or intangible assets were recognized.

As part of the recapitalization, the Company acquired the assets and assumed the liabilities listed below (in thousands):

As of September 8, 2026
Cash	$81
Accrued expenses	(3,363)
Net liabilities assumed	$(3,282)

KORSANA BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$453,689	$—	$—	$453,689
Total assets	$453,689	$—	$—	$453,689

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$149,096	$—	$—	$149,096
Total assets	$149,096	$—	$—	$149,096

Cash equivalents consist of money market funds, which were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. The Company's CVR derivative liability represents a Level 3 fair value measurement, as its valuation incorporates significant unobservable inputs related to the probability, timing and estimated proceeds from the potential monetization of certain legacy assets. As of September 30, 2026, the estimated fair value of the CVR derivative liability was zero (see Note 2). There were no transfers between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2026 and the year ended December 31, 2025.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued research and development (1)	$21,642	$10,784
Accrued professional and consulting (2)	1,328	827
Accrued employee compensation and benefits	2,053	371
Other accrued expenses	3,768	331
	$28,791	$12,313

(1)
Includes related party amount of $11,008 as of September 30, 2026 and $10,333 as of December 31, 2025.
(2)
Includes related party amount of $0 as of September 30, 2026 and $232 as of December 31, 2025.

6. Convertible Preferred Stock and Stockholders' Equity (Deficit)

Pre-Funded Warrants

In September 2026, pursuant to the Securities Purchase Agreement and immediately prior to the Closing, certain new and current investors purchased pre-funded warrants of Pre-Merger Korsana for $11.4016 per warrant as adjusted for the Exchange Ratio. At the Closing of the Merger, these pre-funded warrants automatically converted into pre-funded warrants of the Company to purchase 4,183,665 shares of the Company's common stock. In addition, pursuant to the Merger Agreement, certain holders of Pre-Merger Korsana Series A Preferred Stock received, in lieu of shares of the Company's common stock that would have caused such holders to exceed their beneficial ownership limitations, pre-funded warrants of the Company to purchase an aggregate of 1,178,181 shares of the Company's common stock. All of the pre-funded warrants have an exercise price of $0.0001 per share, were recorded as a component of stockholders' equity (deficit) within additional paid-in capital, and have no expiration date. As of September 30, 2026, none of the

KORSANA BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

pre-funded warrants have been exercised and pre-funded warrants to purchase 5,361,846 shares of the Company's common stock remain outstanding.

Convertible Preferred Stock

On November 21, 2024, Pre-Merger Korsana issued 8,000,000 shares of Series A Convertible Preferred Stock at $1.25 per share for gross proceeds of $10.0 million, of which 4,000,000 shares each were issued to Fairmount Healthcare Fund II L.P. ("Fairmount Fund II") and certain Venrock-affiliated entities ("Venrock"), both related parties.

On September 11, 2025, Pre-Merger Korsana issued an additional 12,000,000 shares of Series A Convertible Preferred Stock at $1.25 per share for gross proceeds of $15.0 million, with 6,000,000 shares each issued to Fairmount Fund II and Venrock. In connection with this financing, Pre-Merger Korsana amended its certificate of incorporation to reclassify the 20,000,000 outstanding shares of Series A Convertible Preferred Stock as Series Seed Convertible Preferred Stock and authorize a new series of Series A Convertible Preferred Stock.

On September 15, 2025, Pre-Merger Korsana issued 75,500,000 shares of the new Series A Convertible Preferred Stock at $2.00 per share for gross proceeds of $151.0 million, including 12,500,000 shares each issued to Fairmount Fund II and Venrock.

In September 2026, upon the Closing of the Merger, the outstanding Pre-Merger Korsana Series Seed Preferred Stock converted into 4,148 shares of Series B Preferred Stock and the outstanding Pre-Merger Korsana Series A Preferred Stock converted into 14,480,515 shares of common stock and pre-funded warrants to purchase 1,178,181 shares of the Company's common stock.

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Shares (the "Series B Certificate of Designation"), holders of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal to, on an as-if-converted-to-Company common stock basis, and in the same form as, dividends actually paid on Company common stock. Except as provided in the Series B Certificate of Designation or as otherwise required by law, the Series B Preferred Stock do not have voting rights. The Series B Preferred Stock shall rank on parity with the Company common stock as to the distribution of assets upon any liquidation, dissolution, or winding-up of the Company. Each share of Series B Preferred Stock is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder into common stock of the Company. As of September 30, 2026, each outstanding share of Series B Preferred Stock was convertible into common stock at a ratio of 1,000:1. Holders of the Series B Preferred Stock have certain rights to designate members of the Company's Board of Directors. Directors designated by the Series B Preferred Stockholders are entitled to three votes on each matter presented to the Board of Directors, compared to one vote for each other director, subject to the terms of the Company's governing documents.

Common Stock

As of September 30, 2026 and December 31, 2025, the Company was authorized to issue 400,000,000 and 122,363,552 shares of common stock, respectively, with no par value per share, of which 45,541,358 and 1,244,400 shares, respectively, were issued and outstanding. The shares outstanding as of December 31, 2025 were issued in connection with restricted stock awards (“RSAs”), including unvested RSAs, which are considered legally issued and outstanding.

Upon completion of the Merger on September 8, 2026, all outstanding shares of Pre-Merger Korsana common stock were exchanged for shares of the Company's common stock based on the Exchange Ratio. Each share of common stock entitles the holder to one vote on matters submitted to stockholders and the right to receive dividends, if declared by the Board of Directors. Holders of Series B Non-Voting Convertible Preferred Stock participate in dividends on an as-converted basis without preferential dividend rights over common stock. Upon liquidation, dissolution or winding up, common stockholders are entitled to their proportionate share of remaining assets, subject to the rights of any outstanding preferred stock.

KORSANA BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2026, the Company had common stock reserved for future issuance as follows:

September 30, 2026
Shares issuable upon conversion of Company Series B Preferred Stock	4,148,000
Shares issuable upon exercise of warrants under the Parasa Warrant Obligation	228,671
Shares issuable upon exercise of pre-funded warrants	5,361,846
Outstanding and issued stock options	7,277,108
Total shares of common stock reserved	17,015,625

7. Stock-Based Compensation

2025 Equity Incentive Plan

The Korsana Biosciences, Inc. 2025 Equity Incentive Plan (the “2025 Plan”) was adopted by the board of directors of Pre-Merger Korsana on September 11, 2025. The 2025 Plan provided for Pre-Merger Korsana to grant stock options, restricted stock awards, restricted stock units, or other stock-based awards to employees, officers, directors, consultants, and advisors. Stock options granted under the 2025 Plan generally vest over four years, subject to the participant’s continued service, and expire after ten years. In connection with the effectiveness of the 2026 Stock Plan (defined below), no further awards will be granted under the 2025 Plan, and therefore, as of September 30, 2026, there are no shares of common stock available for issuance under the 2025 Plan.

2026 Stock Incentive Plan

In connection with the Merger, the Korsana Biosciences, Inc. 2026 Stock Incentive Plan (the "2026 Stock Plan") was approved by the board of directors of Cyclerion, the legal acquirer in the Merger, on July 16, 2026, and by Cyclerion's stockholders on August 26, 2026. The 2026 Stock Plan became effective upon completion of the Merger on September 8, 2026. The 2026 Stock Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards. The 2026 Stock Plan is administered by the Compensation Committee of the Board (the "Compensation Committee") or another committee as designated by the Board to administer the plan. Current employees, officers, non-employee directors, and other individual service providers of the Company and its subsidiaries are eligible to participate in the 2026 Stock Plan. The initial share pool under the 2026 Stock Plan is 6,092,348 shares of Company common stock, and as of September 30, 2026, there are 5,898,568 shares available in the pool. The shares that may be issued under the 2026 Stock Plan will be automatically increased on January 1 of each year beginning in 2027 and ending with a final increase on January 1, 2036 in an amount equal to 5% of the diluted shares (including outstanding shares of Company common stock and shares of Company common stock issuable upon conversion of outstanding preferred stock and exercise of outstanding pre-funded warrants) on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee.

2026 Employee Stock Purchase Plan

The Korsana Biosciences, Inc. 2026 Employee Stock Purchase Plan (the "ESPP") was approved by the board of directors of Cyclerion, the legal acquirer in the Merger, on July 16, 2026, and by Cyclerion stockholders on August 26, 2026. The ESPP became effective upon completion of the Merger on September 8, 2026. The ESPP has 550,512 shares reserved for issuance. The shares that may be issued under the ESPP will be automatically increased on January 1 of each year beginning in 2027 and ending with a final increase on January 1, 2036 in an amount equal to the lesser of 1% of the diluted shares (including outstanding shares of Company common stock and shares of Company common stock issuable upon conversion of outstanding preferred stock and exercise of outstanding pre-funded warrants)

KORSANA BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

on the preceding December 31 or 2,000,000, unless a lower, or no, increase is determined by the Compensation Committee. As of September 30, 2026, no offering periods had commenced under the ESPP and no shares have been issued out of the ESPP.

Stock Option Valuation

The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards during the nine months ended September 30, 2026:

Nine Months Ended September 30, 2026
Expected term (in years)	6.0
Expected volatility	86.5%
Risk-free interest rate	4.2%
Dividend yield	—%

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding balance as of December 31, 2025	1,816,032	$4.15	9.8	$—
Granted	5,752,553	8.17
Forfeited	(291,477)	6.53
Outstanding balance as of September 30, 2026	7,277,108	$7.23	9.4	$180,256
Vested and expected to vest, September 30, 2026	7,277,108	$7.23	9.4	$180,256
Exercisable as of September 30, 2026	591,224	$4.68	7.6	$16,154

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2026 was $6.74. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had an exercise price lower than the fair value of the Company’s common stock. There were no stock options granted during the nine months ended September 30, 2025.

Restricted Stock Awards

On November 8, 2024, the Company issued and sold 1,037,000 RSAs to Paragon at $0.10 per share, of which 518,500 RSAs were subsequently contributed to Parasa Holding LLC (“Parasa”), an entity formed by Paragon to hold equity in the Company. The RSAs were subject to performance-based vesting conditions tied to the achievement of specified Series A Convertible Preferred Stock financing milestones. On November 21, 2024, 40% of the RSAs vested, with the remaining 60% vesting on September 11, 2025. The Company recognized stock-based compensation expense upon achievement of the respective performance conditions.

On October 27, 2025, the Company issued and sold 207,400 RSAs to its chief executive officer under the 2025 Plan, with service-based vesting conditions over four years and subject to the Company's repurchase rights upon termination of service. Proceeds received for unvested RSAs were initially recorded as a liability and are reclassified to equity as the awards vest. During the three and nine months ended September 30, 2026, the Company reclassified $0.1 million and $0.3 million from liability to equity, respectively. As of September 30, 2026, $0.2 million and $0.4 million related to unvested RSAs were included in accrued expenses and other current liabilities and accrued other liabilities, noncurrent, respectively, on the condensed consolidated balance sheet.

KORSANA BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the RSA activity for the nine months ended September 30, 2026:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	207,400	$2.73
Vested	(64,813)	2.73
Unvested balance as of September 30, 2026	142,587	$2.73

During the three and nine months ended September 30, 2026, the Company recorded stock-based compensation expense of less than $0.1 million and $0.1 million, respectively, related to the RSAs in the condensed consolidated statements of operations and comprehensive loss as general and administrative and research and development expense. During the three and nine months ended September 30, 2025, the Company recorded stock-based compensation expense of less than $0.1 million related to the RSAs in the condensed consolidated statements of operations and comprehensive loss as general and administrative and research and development expense.

Parasa Warrant Obligation

In September 2025, the Company entered into the Antibody Discovery and Option Agreement (the “Paragon ADOA”) with Paragon and Parasa (see Note 9). Under the terms of the Paragon ADOA, Parasa will be entitled to grants of warrants to purchase a number of shares equal to 1.00% of the then-outstanding shares of the Company’s stock, on a fully diluted basis, on December 31, 2025 and December 31, 2026, with an exercise price equal to the fair market value of the underlying shares on the grant date as determined by the Board of Directors (the “Parasa Warrant Obligation”). If the term with respect to all research programs ends prior to the end of a calendar year, the warrant for such calendar year shall be pro-rated for that calendar year. The grant dates for the issuance of warrants were on December 31, 2025 (the “2025 Parasa Warrant Obligation”) and expected to be on December 31, 2026 (the “2026 Parasa Warrant Obligation”) (if the term with respect to all research programs is still active), respectively, as all terms of the award, including number of shares and exercise price, will be known by all parties on those dates. Parasa’s research and discovery related activities have a service inception date preceding the grant dates, with the full award being vested as of the grant date with no post-grant date service requirement. Accordingly, the Company records a liability for the warrants expected to be granted to Parasa as the related services are provided, with the value of the liability based on the estimated fair value of the warrants at each interim reporting date. For the three and nine months ended September 30, 2026, $12.7 million and $13.5 million, respectively, were recognized as stock-based compensation expense related to the 2026 Parasa Warrant Obligation expected to be granted to Parasa on December 31, 2026 within research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2025, $0.2 million was recognized as stock-based compensation expense related to the 2025 Parasa Warrant Obligation expected to be granted to Parasa on December 31, 2025 within research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss. On December 31, 2025, the fair value of the warrant obligation of $0.8 million was reclassified from accrued expenses to stockholders’ equity on the condensed consolidated balance sheet when the Company settled the 2025 Parasa Warrant Obligation by issuing Parasa a warrant to purchase 228,671 shares of Company Common Stock at an exercise price of $4.15 per share. The warrant issued on December 31, 2025 has a term of 10 years, is fully vested, and is exercisable in part or full at any time during the term of the warrant. As of September 30, 2026, the warrant issued under the 2025 Parasa Warrant Obligation is outstanding and unexercised.

The following table summarizes the assumptions used in calculating the fair value of the 2026 Parasa Warrant Obligation:

September 30, 2026
Expected term (years)	10.0
Expected volatility	97.2%
Risk-free interest rate	5.3%
Dividend yield	—%

KORSANA BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation Expense

The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Research and development	$13,483	$209	$14,713	$245
General and administrative	1,749	—	2,707	—
	$15,232	$209	$17,420	$245

As of September 30, 2026, total unrecognized compensation cost related to the unvested stock options was $34.5 million, which is expected to be recognized over a weighted average period of approximately 3.4 years. As of September 30, 2026, total unrecognized compensation cost related to the unvested RSAs was $0.4 million, which is expected to be recognized over a weighted average period of approximately 2.7 years. As of September 30, 2026, total unrecognized compensation cost related to the 2026 Parasa Warrant Obligation was $4.6 million, which is expected to be recognized over approximately 0.3 years.

The following table summarizes the award types of the Company’s stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
RSAs	$35	$10	$105	$46
Stock options	2,533	—	3,807	—
Parasa Warrant Obligation	12,664	199	13,508	199
	$15,232	$209	$17,420	$245

8. Income Taxes

There was no income tax provision recorded for the three and nine months ended September 30, 2026 or 2025 and, therefore, the Company’s effective income tax rate was 0.0% for the three and nine months ended September 30, 2026 and 2025. The effective income tax rate for the three and nine months ended September 30, 2026 differed from the 21% federal statutory rate primarily due to the valuation allowance maintained against the Company’s net deferred tax assets.

9. Paragon Agreements

Paragon Antibody Discovery and Option Agreement

In September 2025, the Company entered into the Paragon ADOA with Paragon and Parasa. Under the Paragon ADOA, Paragon identifies, evaluates, and develops antibodies against one or more mutually agreed therapeutic targets and a mutually agreed brain transit target. The Paragon ADOA covers Research Program 001 and Research Program 002, each targeting Ab and TfR1 (together the “Ab program”), and one undisclosed research program 003, with the ability to add additional programs by mutual agreement. The Company’s lead product candidate, KRSA-028, was developed from program 002.

Under the Paragon ADOA, Korsana has the exclusive option (each, an “ADOA Option”), on a Program-by-Program basis, to enter into a separate agreement with Paragon consistent with a set of pre-negotiated terms to further develop, manufacture and commercialize the resulting antibody transport vehicle compounds (each, a “License Agreement”). If the Company exercises an ADOA Option and finalizes a related License Agreement, it will be required on a program-by-program and product-by-product basis, to make one-time, non-refundable milestone payments of up to $46.0 million per product upon the achievement of specified clinical development and regulatory milestones, which amount is reduced by 50% for independently developed products directed to the same target combination. Additionally, the Company will be required to make tiered royalty payments in the low-to-mid single-digits beginning on the first

KORSANA BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

commercial sale of each developed product. From time to time, the Company can choose to add additional targets by mutual agreement with Paragon.

On March 19, 2026, the Company exercised its ADOA Option for Research Program 002. The Company made a $5.0 million milestone payment to Paragon in March 2026 related to the nomination of KRSA-028 as the development candidate for Research Program 002. On June 8, 2026, the Company entered into a license agreement (the "Paragon License Agreement") with respect to the Ab program. The $5.0 million milestone payment made to Paragon in March 2026 related to the nomination of KRSA-028 as the development candidate for Research Program 002 will not be owed again under the Paragon License Agreement.

Under the terms of the Paragon ADOA, Paragon agreed to perform certain research activities to discover, generate, identify, and characterize one or more antibody candidates directed to certain mutually agreed therapeutic targets of interest to Korsana (each, a “Research Program”), and certain administrative activities. The Paragon ADOA requires Korsana, Paragon, and Parasa to develop a research plan for each target that includes design, modelling, synthesis, evaluation, and other mutually agreed activities (each, a “Research Plan”), which activities may include performing preclinical studies. Korsana is required to pay a one-time non-refundable, non-creditable fee of $1.0 million (the “Research Initiation Fee”) within 30 days following finalization of the Research Plan for each such Research Program. Paragon will perform the activities set forth in each Research Plan on the timelines set forth in such Research Plan and in compliance with a mutually agreed budget. Korsana will reimburse Paragon for the costs of performing the development activities set forth in the Research Plan, plus an agreed-upon margin charged by Paragon. Korsana made an upfront payment to Paragon when they entered into the Paragon ADOA to cover the cost of work completed by Paragon for the selected Research Programs prior to the effective date. Each Research Program is overseen and coordinated by a joint development committee consisting of two employees from Korsana and two employees from Paragon, with Korsana and Paragon each having one vote with respect to decisions of the committee. When Paragon and Parasa have produced an antibody against a selected target, and upon the completion of each Research Program, Paragon and Parasa will deliver to Korsana a data package that includes sequence information for all then-existing antibodies and information directed to such target.

Unless terminated earlier, the Paragon ADOA shall continue in force on a Research Program-by-Research Program basis until the later of: (i) the end of the Option Period for such Research Program, as applicable, if such Option is not exercised by the Company; (ii) if the Company exercises its Option with respect to a Research Program, but the parties are unable to finalize and execute a License Agreement within 30 days, the expiration of such 30-day period (subject to any mutually agreed extension of such period); and (iii) the expiration of the applicable Research Term (as defined under the Paragon ADOA). The Company may terminate the Paragon ADOA or any Research Program at any time for any or no reason upon 30 days’ prior written notice to Paragon, provided that the Company must pay certain unpaid fees due to Paragon upon such termination, as well as any non-cancellable obligations reasonably incurred by Paragon in connection with its activities under any terminated Research Program. Paragon may terminate the Paragon ADOA or a Research Program immediately upon written notice to the Company if, as a result of any action or failure to act by the Company or its affiliates, such Research Program or all material activities under the applicable Research Plan are suspended, discontinued or otherwise delayed for a certain consecutive number of months. Each party has the right to terminate the Paragon ADOA or any Research Program upon (i) 30 days’ prior written notice of the other party’s material breach that remains uncured for the 30-day period and (ii) the other party’s bankruptcy.

Any License Agreement entered into with respect to a given Research Program shall contain the same milestone payment obligations as the Paragon ADOA, provided that any milestone set in the Paragon ADOA that has not yet been achieved and is duplicated in such License Agreement shall no longer be achievable and payable under the terms of the Paragon ADOA and shall only be achievable under the terms of the License Agreement. For the avoidance of doubt, if a milestone is achieved and paid by Korsana pursuant to the Paragon ADOA for a certain Research Program, then there shall be no milestone payment due for the achievement of such milestone under a subsequently executed License Agreement for such Research Program. Further, under a License Agreement, Korsana would also be required to make royalty payments to Paragon in the low single-digit percentage range based on net sales of products, subject to certain reductions. The royalty term will terminate on a product-by-product and country-by-country basis upon the later of the expiration of the last-to-expire valid claim within the relevant patent rights or the twelfth anniversary of the first commercial sale of such product in such country.

Under the Paragon ADOA, Korsana granted on December 31, 2025 and will grant on December 31, 2026, Parasa warrants to purchase a number of shares equal to 1.00% of Korsana’s outstanding capital stock as of the date of the grant on a fully-diluted basis, with an exercise price equal to the fair market value of the underlying shares of Korsana common stock on each respective grant date. Parasa is an entity formed by Paragon as a vehicle to hold equity in Korsana in order to share profits with certain employees of Paragon and will not perform any substantive role under the Paragon ADOA other than to receive such warrants (see Note 7).

KORSANA BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company concluded that the rights obtained under the Paragon ADOA represent an asset acquisition whereby the underlying assets comprise in-process research and development assets with no alternative future use. The Paragon ADOA did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in the in-process research and development assets, which represent a group of similar identifiable assets. All of the upfront consideration paid by Korsana was allocated to the in-process research and development assets acquired and was immediately expensed as part of research and development expenses on the condensed consolidated statement of operations and comprehensive loss. The research initiation fees represent a one-time cost on a research program-by-research program basis for accessing research services or resources with benefits that are expected to be consumed in the near term, therefore the amounts paid are expensed as part of research and development costs immediately. Amounts paid as reimbursements of on-going development costs, monthly development cost fees and additional development expenses incurred by Paragon are recognized as research and development expense when incurred. Amounts paid as reimbursements for administrative activities incurred by Paragon are recognized as general and administrative expense when incurred.

Under the Paragon ADOA, the Company recorded total expense of $35.5 million during the nine months ended September 30, 2026 for amounts owed to Paragon across all Research Programs, including $16.0 million of research and development work completed by Paragon, $5.0 million for the achievement of a development candidate milestone, $1.0 million for the research initiation milestone, and $13.5 million of stock-based compensation expense related to the 2026 Parasa Warrant Obligation. The Company recorded total expense of $20.3 million for the three months ended September 30, 2026 for amounts owed to Paragon across all Research Programs, including $7.6 million of research and development work completed by Paragon and $12.7 million of stock-based compensation expense related to the 2026 Parasa Warrant Obligation. An amount of $7.6 million and $10.6 million was unpaid by Korsana at September 30, 2026 and December 31, 2025, respectively, and is included in related party accrued expenses and other current liabilities within the Company’s condensed consolidated balance sheet. Further, an amount of $13.5 million related to the 2026 Parasa Warrant Obligation is included in warrant liability, related party within the Company’s condensed consolidated balance sheet.

Paragon Platform Option Agreement

In October 2025, the Company entered into the Platform Option Agreement with Paragon and Parasa (the “Paragon POA”) in connection with the Paragon ADOA. Pursuant to the Paragon POA, the Company will have an exclusive option to enter into either a separate Antibody Discovery and Option Agreement or a separate License Agreement with Paragon and Parasa, enabling the Company with the right to add, remove, or replace specific target combinations and further develop, manufacture and commercialize the resulting antibody transport vehicle compounds.

Following designation of a target combination, the Company may elect their option to enter into a separate Antibody Discovery and Option Agreement or a separate License Agreement with Paragon and Parasa, the terms of which will be finalized in connection with the option exercise. If the Company elects to enter into a License Agreement (a “POA License”), it will be required to make a one-time non-refundable payment to Paragon of $5.0 million for the license option exercise fee. Under any POA License, Korsana would be required to make one-time, non-refundable milestone payments of up to $41.0 million per product, reduced by 50% for independently developed products directed to the same target combination, and tiered royalty payments in the low to mid-single digit percentage range based on annual net sales, subject to certain reductions. These payments are intended to fund the research to be performed by Paragon and Parasa under either an Antibody Discovery and Option Agreement or License Agreement. The Company recorded total expense of $1.4 million during the three and nine months ended September 30, 2026 for research and development work completed by Paragon. An amount of $1.4 million was unpaid by Korsana at September 30, 2026 and is included in related party accrued expenses and other current liabilities within the Company's condensed consolidated balance sheet. As of September 30, 2026, the Company has not exercised its option related to the Paragon POA.

The Company will also have an exclusive option to designate up to two additional reserved target combinations. If the Company exercises its option, it will be required to make a one-time non-refundable payment to Paragon of $2.0 million for the additional reserved target option exercise fee. A separate additional reserved target option exercise fee is due and payable to Paragon each time that the Company exercises an additional reserved target option.

Paragon Antibody Oligo Conjugate Research Letter Agreement

In April 2026, the Company entered into an Antibody Oligo Conjugate Research Letter Agreement (the “Paragon Research Letter Agreement”) with Paragon Laboratories, Inc. (“Paragon Laboratories”) to initiate a Research Program focused on the development of antibody oligonucleotide conjugates directed to a selected target. The Paragon Research Letter Agreement provides for reimbursement of research costs and monthly research fees, and grants the Company an exclusive option to enter into either an antibody oligonucleotide conjugate discovery and option agreement for an upfront research initiation fee of $1.0 million, or a license agreement for the Research

KORSANA BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Program for an upfront license fee of $5.0 million. Under the Paragon Research Letter Agreement with Paragon Laboratories, the Company recorded total expense of $3.0 million during the nine months ended September 30, 2026 for amounts owed to Paragon Laboratories, including $3.0 million of research and development work completed by Paragon Laboratories. The Company recorded total expense of $2.0 million for the three months ended September 30, 2026 for amounts owed to Paragon Laboratories, including $2.0 million of research and development work completed by Paragon Laboratories. An amount of $2.0 million was unpaid by Korsana at September 30, 2026 and is included in related party accrued expenses and other current liabilities within the Company’s condensed consolidated balance sheet. At this time, the Company has not exercised either option related to the Research Letter Agreement.

10. Leases

In March 2026, the Company entered into a non-cancellable operating lease agreement for office space located in Waltham, Massachusetts. The lease commenced in March 2026 and is set to expire in December 2030. Rent payment is expected to commence in the first quarter of 2027. The Company provided the landlord with a letter of credit for the security deposit in the amount of $0.1 million, which is recorded within restricted cash on the condensed consolidated balance sheet. Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of the lease payments, the Company estimated its incremental borrowing rate when measuring operating lease liabilities as discount rates were not implicit or readily determinable.

As of September 30, 2026, the Company had $1.0 million of operating lease ROU assets, short term lease liabilities of $0.3 million and long term lease liabilities of $1.0 million on its condensed consolidated balance sheets. As of September 30, 2026, the operating lease arrangement had a remaining lease term of 4.3 years and an incremental borrowing rate of 9.8%.

As of September 30, 2026, the total remaining operating lease payments included in the measurement of lease liabilities were as follows (in thousands):

Period ended December 31,
2026 (remaining 3 months)	$—
2027	382
2028	392
2029	401
2030	410
Total undiscounted lease payments	1,585
Less: Imputed interest	(314)
Total present value of operating lease liability	$1,271

11. Commitments and Contingencies

401(k) Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the 401(k) Plan may be made at the discretion of management. For the three and nine months ended September 30, 2026, the Company has recorded $0.1 million and $0.2 million, respectively, related to 401(k) Plan employer contributions. For the three and nine months ended September 30, 2025, the Company did not record any expense related to 401(k) Plan employer contributions.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited.

KORSANA BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of September 30, 2026, the Company was not a party to any material legal proceedings or claims.

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted
Common Stock and pre-funded warrants	$(43,152)	13,525,610	$(3.19)	$(72,623)	5,412,840	$(13.42)
Series B Preferred Stock	(3,273)	1,026	$(3,190.41)	(4,672)	348	$(13,416.90)
Net loss	$(46,425)			$(77,295)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
Common Stock	$(21,723)	550,061	$(39.49)	$(21,948)	460,382	$(47.67)
Net loss	$(21,723)			$(21,948)

(1) The weighted-average number of shares of as-converted Series B Preferred Shares used in the loss allocation was 1,025,849 and 348,190 for the three and nine months ended September 30, 2026, respectively.

For the computation of basic net loss per share attributable to common stockholders, the amount of weighted-average common shares outstanding excludes all shares of unvested restricted common stock as such shares are not considered outstanding for accounting purposes until vested.

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded potential common shares from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an anti-dilutive effect:

	September 30, 2026	September 30, 2025
Outstanding unvested restricted stock awards	142,587	—
Outstanding and issued warrant to Parasa	228,671	—
Outstanding and issued common stock options	7,277,108	—
	7,648,366	—

13. Related Party Transactions

Fairmount, Venrock, Paragon, Paragon Laboratories and Parasa have been identified as related parties of Korsana and have engaged in material transactions with the Company for the nine months ended September 30, 2026. The Company entered into significant related

KORSANA BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

party transactions with the Paragon ADOA, the Paragon License Agreement, Paragon POA, and Paragon Research Letter Agreement (see Note 9).

In connection with the Pre-Closing Financing, entities affiliated with Fairmount and Venrock purchased securities for aggregate purchase prices of $75.0 million and $60.0 million, respectively. Entities affiliated with Fairmount purchased 6,530,012 shares of Pre-Merger Korsana common stock (as adjusted for the Exchange Ratio) and pre-funded warrants to purchase 47,654 shares of Pre-Merger Korsana common stock. Entities affiliated with Venrock purchased 3,047,949 shares of Pre-Merger Korsana common stock (as adjusted for the Exchange Ratio) and pre-funded warrants to purchase 2,214,181 shares of Pre-Merger Korsana common stock. Additionally, as of the date of this Quarterly Report, Fairmount and Venrock each have 2 members on the Company's board of directors. Directors' fees associated with these seats were not material for the nine months ended September 30, 2026 and were nil for the nine months ended September 30, 2025.

14. Segment Reporting

The Company has one reportable segment relating to the research and development of its research programs. The Company’s chief operating decision maker ("CODM"), its Chief Executive Officer, manages the Company’s operations on a company-wide basis for the allocation of resources and the assessment of performance. The Company’s measure of segment profit or loss used to assess performance and allocate resources is net loss. The CODM uses net loss to evaluate loss generated from the Company’s business activities in deciding how to allocate company resources and in monitoring budget versus actual results. Assets are also managed on a company-wide basis.

The table below is a summary of the segment loss, including significant segment expenses that are reviewed by the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
Aβ program research and development costs (1)	$16,311	$20,014	$32,643	$20,202
Undisclosed programs research and development costs (2)	9,142	—	15,038	—
General and administrative personnel costs (including stock-based compensation)	3,732	117	7,279	117
Research and development personnel costs (including stock-based compensation) (3)	3,241	204	6,401	240
Parasa warrant stock-based compensation (4)	12,664	199	13,508	199
Other general and administrative costs (5)	2,403	1,361	5,076	1,473
Other research and development costs (6)	781	62	1,540	91
Interest income	(1,849)	(234)	(4,190)	(374)
Net loss	$46,425	$21,723	$77,295	$21,948

(1)
Includes related party amounts of $1,856 and $11,282 for the three and nine months ended September 30, 2026, respectively, and $20,014 for the three and nine months ended September 30, 2025.
(2)
Includes related party amounts of $9,142 and $15,038 for the three and nine months ended September 30, 2026, respectively.
(3)
Includes related party amounts of $10 and $46 for the three and nine months ended September 30, 2025, respectively.
(4)
Includes related party amounts of $12,664 and $13,508 for the three and nine months ended September 30, 2026, respectively, and $199 for the three and nine months ended September 30, 2025.
(5)
Includes related party amounts of $721 for the three and nine months ended September 30, 2025.
(6)
Includes related party amounts of $0 and $21 for the three and nine months ended September 30, 2026, respectively, and $39 for the three and nine months ended September 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included in Part I - Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this "Quarterly Report"). This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that reflect our current plans, forecasts, estimates and beliefs and involve risks and uncertainties. These forward-looking statements include, but are not limited to, express or implied statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “seeks,” “target,” “endeavor,” “possible,” “potential,” “continue,” “contemplate” or the negative of these terms or other comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting the Company will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results, outcomes and the timing of events could differ materially from those discussed in the forward-looking statements. Forward-looking statements are not historical facts, reflect our current views with respect to future events, and apply only as of the date made. We do not intend, and undertake no obligation, to update these forward-looking statements, except as required by law. References to “we,” “us,” “our,” “Korsana” or “the Company” refer to Korsana Biosciences, Inc. and its consolidated subsidiaries after the Merger, unless context otherwise requires.

Overview

We are a biopharmaceutical company developing therapeutics to treat neurodegenerative diseases beginning with Alzheimer’s disease (“AD”). Our lead product candidate, KRSA-028, is an anti-amyloid beta (“Aβ”) antibody that combines the proprietary Therapeutic Targeting (“THETA™”) platform with clinical and regulatory learnings from other anti-Aβ products that have achieved regulatory approval or are in late-stage clinical trials. KRSA-028 was designed to build upon the success of these prior products while addressing shortcomings that limit their clinical and commercial success, such as the ability to penetrate the brain. We believe that KRSA-028 has the potential to rapidly clear amyloid plaques resulting in meaningful impacts on clinical symptoms in AD patients, and to do so while avoiding adverse effects associated with the specific designs of prior products. After we complete clinical trial-enabling activities, we intend to submit a Clinical Trial Notification (“CTN”) in Australia or a Clinical Trial Application (“CTA”) in New Zealand by the end of 2026 and an Investigational New Drug (“IND”) application in the United States in the first quarter of 2027. Pharmacokinetic data in healthy volunteers is anticipated by mid-year 2027 and interim proof-of-concept data in Alzheimer’s disease patients is anticipated by year-end 2027 or the first quarter of 2028. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials.

AD is a progressive and devastating neurodegenerative disease that slowly destroys cognition and leads to progressive impairment in patients’ ability to conduct activities of daily living. Prevalence increases with age; up to one-third of people over age 85 have symptoms. There are seven million people suffering from AD in the United States, a number that is expected to double by 2050 due to an aging population. AD is the seventh-leading cause of death in the United States with an estimated 500,000 deaths every year.

Until recently, approved treatments for AD addressed only symptoms and had no impact on the course of the disease. That situation changed after the approval of antibody-based therapeutics that targeted Ab. Clinical trials of these therapeutics have provided clear evidence that antibody-mediated depletion of Aβ in the brain correlates with a reduction in the rate of cognitive decline in symptomatic AD.

KRSA-028 was designed using clinical and regulatory learnings from these pioneering antibody-based therapeutics, together with our proprietary combination of antibody engineering technologies, with the goal of improving clinical efficacy and safety profiles. KRSA-028 targets what is believed to be the most clinically relevant form of Aβ and is designed to improve brain uptake while reducing effects on reticulocytes. It was also designed with physicochemical properties and stability intended to enable potent anti-Aβ activity to the brain via subcutaneous injections. Key features of KRSA-028’s design include:

•
Incorporating a proprietary transferrin receptor, or TfR, based shuttle designed to potentially improve delivery to the brain, which we believe may also help reduce or avoid the treatment-related complications known as amyloid-related imaging abnormalities, or ARIA, associated with the two approved disease-modifying therapies
•
Targeting 3-pyroglutamate Ab, or 3pE-Ab, a form of Aβ that is enriched in amyloid plaques that is believed to contribute to plaque formation in AD

•
Incorporating Fc domain modifications designed to potentially improve half-life and reduce the potential for hematologic adverse events seen with other antibodies that incorporate TfR-based shuttles, while potentially preserving antibody-mediated immune function believed to contribute to amyloid plaque clearance
•
Enabling subcutaneous formulation through potentially favorable solubility, viscosity, and stability characteristics

The proprietary THETA technology used to create KRSA-028 combines the benefits of TfR-mediated shuttling to the brain with Fc modifications to extend half-life and spare reticulocytes from destruction shown to be caused by third-party TfR-shuttled investigational products. The THETA technology was designed to retain phagocytic capacity, the mechanism by which the two approved disease-modifying products are thought to clear amyloid plaques from the brain. We believe that the THETA platform will lead to meaningful improvements in the ability to deliver therapeutic modalities, such as antibodies, to the brain, while minimizing the frequency of adverse events associated with other TfR-based shuttle systems.

In addition to KRSA-028, we are advancing a pipeline of innovative therapies for neurodegenerative diseases. We anticipate disclosing details on our next product candidate in 2027.

Since our inception in November 2024, we have devoted substantially all of our resources to raising capital, organizing and staffing the company, business and scientific planning, conducting discovery and research activities, establishing arrangements with third parties, and providing general and administrative support for these operations. We do not have any programs approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily through proceeds from the issuance of convertible preferred stock and our $380.0 million proceeds from the Pre-Closing Financing (as defined and further described in "Recent Developments" below).

We have incurred operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. We incurred net losses of $46.4 million and $77.3 million for the three and nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $113.0 million.

As of September 30, 2026, we had cash and cash equivalents of $456.2 million. We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditures into 2029. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure.

Recent Developments

The Merger

On September 8, 2026, we consummated the previously announced transaction (the "Closing") pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of April 1, 2026, which agreement was subsequently amended on April 17, 2026 (as amended, the "Merger Agreement"), by and among Pre-Merger Korsana, Cyclerion, Cariboos Merger Sub Corp. ("First Merger Sub"), and Cariboos Merger Sub II, LLC ("Second Merger Sub"). First Merger Sub merged with and into Pre-Merger Korsana, with Pre-Merger Korsana continuing as a wholly owned subsidiary of Cyclerion and the surviving corporation (the "First Merger"), and Pre-Merger Korsana merged with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the merger (the "Second Merger", and together with the First Merger, the "Merger"). After completion of the Merger, Second Merger Sub changed its name to "Korsana Biosciences Operating Company, LLC" and Cyclerion changed its name to "Korsana Biosciences, Inc." We are led by Pre-Merger Korsana’s management team and remain focused on discovering and developing novel therapies designed to reduce the burden of neurodegenerative diseases, starting with Alzheimer’s disease.

Immediately prior to the Closing of the Merger, Cyclerion effected a one-for-seven reverse stock split of its common stock. At the effective time of the Merger, outstanding shares of Pre-Merger Korsana common stock, including shares issued in connection with the Pre-Closing Financing, were exchanged for shares of Cyclerion common stock based on the Exchange Ratio. Pre-Merger Korsana Series Seed Preferred Stock was exchanged for Series B Non-Voting Convertible Preferred Stock, while Series A Preferred Stock was exchanged for common stock or, to the extent issuance would exceed a holder's beneficial ownership limitation of up to 9.99%, pre-funded warrants to purchase common stock. Outstanding stock options, restricted stock awards and warrants of Pre-Merger Korsana were also assumed or converted, as applicable, in accordance with the Merger Agreement. Additional information regarding the Merger, including the Exchange Ratio and treatment of outstanding equity instruments, is included in Note 1 to the unaudited condensed consolidated financial statements.

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Pre-Merger Korsana was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the fact that, immediately following the Merger: (i) Pre-Merger Korsana stockholders own a substantial majority of the voting rights in the combined company; (ii) Pre-Merger Korsana's largest stockholders retain the largest interest in the combined company; (iii) Pre-Merger Korsana designated a majority of the initial members of the board of directors of the combined company; and (iv) Pre-Merger Korsana’s executive management team became the management team of the combined company. Accordingly, for accounting purposes: (i) the Merger was treated as the equivalent of Pre-Merger Korsana issuing stock to acquire the net assets of Cyclerion; and (ii) the reported historical operating results of the combined company prior to the Merger are those of Pre-Merger Korsana. Additional information regarding the Merger is included in Note 3 to the condensed consolidated financial statements included in Part I – Item 1 of this Quarterly Report.

Pre-Closing Financing

Immediately prior to the completion of the Merger, and in order to provide us with additional capital for our development programs, Pre-Merger Korsana entered into the Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which Pre-Merger Korsana issued and sold 140,516,578 shares of Pre-Merger Korsana common stock and 20,171,961 pre-funded warrants, exercisable for 20,171,961 shares of Pre-Merger Korsana common stock, at a purchase price of $2.3648 per share and $2.3647 per warrant, in each case before giving effect to the Exchange Ratio, for an aggregate purchase price of $380.0 million in a private placement (the “Pre-Closing Financing”). At the Closing of the Merger, based on the Exchange Ratio, the Pre-Merger Korsana common stock and pre-funded warrants subscribed for were converted into the right to receive 29,143,142 shares of common stock and 4,183,665 pre-funded warrants. Shares of Pre-Merger Korsana common stock and pre-funded warrants to purchase shares of Korsana common stock issued pursuant to the Securities Purchase Agreement were converted into shares of Cyclerion common stock and pre-funded warrants to purchase shares of Cyclerion common stock at Closing per the Merger Agreement.

Reverse Stock Split

Immediately prior to the consummation of the Merger, Cyclerion effected a one-for-seven reverse stock split of its common stock, which became legally effective on September 8, 2026 (the "Reverse Stock Split"). The Company's common stock commenced trading on a post-Reverse Stock Split and post-Merger basis on September 9, 2026. In connection with the Merger, the Exchange Ratio was determined to be 0.2074 shares of Cyclerion common stock for each share of Pre-Merger Korsana common stock, which gives effect to the Reverse Stock Split. All references to common stock, options to purchase common stock, common stock share data, per share data, and related information in the condensed consolidated financial statements have been retrospectively adjusted to reflect the Exchange Ratio for all periods presented, unless otherwise indicated.

Proposed Redomestication

On October 15, 2026, we filed a definitive proxy statement (the “Proxy Statement”) for a special meeting of our shareholders to be held on November 13, 2026 (the “Special Meeting”) to approve the redomestication of the Company from the Commonwealth of Massachusetts to the Cayman Islands (the “Redomestication”). The Redomestication is conditioned on the approval of the Redomestication Proposal (as defined in the Proxy Statement) at the Special Meeting and will not be effected unless approved. See Part II – Item 1A. “Risk Factors – Risks Related to the Proposed Redomestication.”

Impact of General Economic Risk Factors on Our Operations

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including increases in inflation, fluctuating interest rates, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), bank failures, geopolitical factors, including the ongoing conflicts between Russia and Ukraine and in the Middle East and the responses thereto, and supply chain disruptions. While we are closely monitoring the impact of the current macroeconomic and geopolitical conditions on all aspects of our business, including the impacts on participants in any future clinical trials and our employees, suppliers, vendors and business partners and our future access to capital, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside our control and could exist for an extended period of time. We will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see Part II, Item 1A of the Quarterly Report titled "Risk Factors."

Components of Results of Operations

Revenue

To date, we have not generated revenue from any sources, including product sales, and do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales or payments from future collaboration or license agreements that we may enter into with third parties, or any combination thereof. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the research and development of our programs. These expenses include:

•
costs of funding research performed by third parties, including Paragon Therapeutics, Inc. (“Paragon”) and Paragon Laboratories, Inc. (“Paragon Laboratories”), that conduct research and development activities on our behalf and services rendered under the Antibody Discovery and Option Agreement (the "Paragon ADOA"), Paragon Platform Option Agreement (the "Paragon POA"), and Paragon Research Letter Agreement ("Paragon Research Letter Agreement") for research programs, the Aβ program and undisclosed programs;
•
expenses incurred in connection with continuing our current research programs and discovery-phase development of any programs we may identify, including under future agreements with third parties, such as consultants and contractors; and
•
personnel-related expenses, including recruiting costs, salaries, bonuses, benefits and equity-based compensation expense.

We expense research and development costs as incurred. For the three and nine months ended September 30, 2026, we recognized $20.3 million and $35.5 million, respectively, of expenses in connection with services provided by Paragon under the Paragon ADOA in our condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2026, we recognized $2.0 million and $3.0 million, respectively, of expenses in connection with services provided by Paragon Laboratories under the Paragon Research Letter Agreement. For the three and nine months ended September 30, 2026, we recognized $1.4 million of expenses in connection with services provided by Paragon under the Paragon POA. For both the three and nine months ended September 30, 2025, we recognized $20.3 million of expenses in connection with services provided by Paragon for the Aβ program and stock compensation.

We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to invest in research and development activities related to the continued development of our programs, developing any future programs, including investments in manufacturing, as we advance any program we may identify and commence and conduct clinical trials.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including recruiting costs, salaries, bonuses, benefits and equity-based compensation, for individuals in our executive, finance, legal, operations, human resources, business development and other administrative functions. Other significant general and administrative expenses include legal fees relating to corporate matters and patent-related activities, insurance costs, information technology, and professional and consulting fees associated with accounting, audit, tax and investor and public relations.

We expect that our general and administrative expenses will increase substantially for the foreseeable future as we increase our headcount and further establish our office space to support our expected growth. We also expect to incur increased expenses as a public company, including increased costs of accounting, audit, legal, regulatory and tax related services associated with maintaining compliance with SEC requirements, additional director and officer insurance costs, and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

Other income

Other income includes interest income of $1.8 million and $4.2 million earned for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2025. Other income relates to interest earned on our money market accounts. The increase in interest income relates to an increase in the cash and cash equivalents balance from the issuance of Series A convertible preferred stock in September 2025 and the Pre-Closing Financing in September 2026.

Income Taxes

No provision for income taxes was recorded for the three and nine months ended September 30, 2026 and for the three and nine months ended September 30, 2025. We recorded a full valuation allowance against our net deferred tax assets as of the balance sheet date, as we believe it is not more likely than not that the benefit will be realized due to our cumulative losses generated to date and expectation of future losses.

Results of Operations for the Three Months Ended September 30, 2026 and September 30, 2025

The following table summarizes our condensed consolidated statements of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change
Operating expenses
Research and development (1)	$42,139	$20,479	$21,660
General and administrative (2)	6,135	1,478	4,657
Total operating expenses	48,274	21,957	26,317
Loss from operations	(48,274)	(21,957)	(26,317)
Other income:
Interest income	1,849	234	1,615
Total other income	1,849	234	1,615
Net loss and comprehensive loss	$(46,425)	$(21,723)	$(24,702)

(1)
Includes related party amount of $23.7 million for the three months ended September 30, 2026 and $20.3 million for the three months ended September 30, 2025.
(2)
Includes related party amount of $0 for the three months ended September 30, 2026 and $0.7 million for the three months ended September 30, 2025.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change
External research and development costs by selected program platform:
Aβ program (1)	$16,311	$20,014	$(3,703)
Undisclosed programs (2)	9,142	—	9,142
Other research and development costs:
Personnel-related (including stock-based compensation) (3)	3,241	204	3,037
Parasa warrant stock-based compensation (4)	12,664	199	12,465
Other (5)	781	62	719
Total research and development expenses	$42,139	$20,479	$21,660

(1)
Includes related party amount of $1.9 million for the three months ended September 30, 2026 and $20.0 million for the three months ended September 30, 2025.
(2)
Includes related party amount of $9.1 million for the three months ended September 30, 2026 and $0 for the three months ended September 30, 2025.
(3)
Includes related party amount of $0 for the three months ended September 30, 2026 and less than $0.1 million for the three months ended September 30, 2025.
(4)
Includes related party amount of $12.7 million for the three months ended September 30, 2026 and $0.2 million for the three months ended September 30, 2025.
(5)
Includes related party amount of $0 for the three months ended September 30, 2026 and less than $0.1 million for the three months ended September 30, 2025.

Research and development expenses were $42.1 million for the three months ended September 30, 2026, an increase of $21.7 million compared to the three months ended September 30, 2025. The increase was primarily due to $12.5 million of additional stock-based compensation expense related to the 2026 Parasa Warrant Obligation, $9.1 million of costs for our undisclosed programs for which there were no comparable costs in the prior-year period, a $14.4 million increase in chemistry, manufacturing and development costs for the Aβ program and a $3.0 million increase in personnel-related costs, partially offset by an $18.1 million decrease in amounts due to Paragon under the Paragon ADOA for the Aβ program.

General and Administrative Expenses

The following table summarizes our total general and administrative expenses for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change
Professional and consulting fees (1)	$2,030	$1,359	$671
Personnel-related (including stock-based compensation)	3,732	117	3,615
Other (2)	373	2	371
Total general and administrative expenses	$6,135	$1,478	$4,657

(1)
Includes related party amount of $0 for the three months ended September 30, 2026 and $0.7 million for the three months ended September 30, 2025.
(2)
Includes related party amount of $0 for the three months ended September 30, 2026 and less than $0.1 million for the three months ended September 30, 2025.

General and administrative expenses were $6.1 million for the three months ended September 30, 2026, an increase of $4.7 million compared to the three months ended September 30, 2025. The increase was primarily due to a $3.6 million increase in personnel-related costs, including $1.7 million of stock-based compensation, as we expanded our general and administrative organization, and a $0.7 million increase in professional and consulting fees associated with operating as a public company.

Results of Operations for the Nine Months Ended September 30, 2026 and September 30, 2025

The following table summarizes our statements of operations and comprehensive loss for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
Operating expenses
Research and development (1)	$69,130	$20,732	$48,398
General and administrative (2)	12,355	1,590	10,765
Total operating expenses	81,485	22,322	59,163
Loss from operations	(81,485)	(22,322)	(59,163)
Other income:
Interest income	4,190	374	3,816
Total other income	4,190	374	3,816
Net loss and comprehensive loss	$(77,295)	$(21,948)	$(55,347)

(1)
Includes related party amount of $39.8 million for the nine months ended September 30, 2026 and $20.3 million for the nine months ended September 30, 2025.
(2)
Includes related party amount of $0 for the nine months ended September 30, 2026 and $0.7 million for the nine months ended September 30, 2025.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
External research and development costs by selected program platform:
Aβ program (1)	$32,643	$20,202	$12,441
Undisclosed programs (2)	15,038	—	15,038
Other research and development costs:
Personnel-related (including stock-based compensation) (3)	6,401	240	6,161
Parasa warrant stock-based compensation (4)	13,508	199	13,309
Other (5)	1,540	91	1,449
Total research and development expenses	$69,130	$20,732	$48,398

(1)
Includes related party amount of $11.3 million for the nine months ended September 30, 2026 and $20.0 million for the nine months ended September 30, 2025.
(2)
Includes related party amount of $15.0 million for the nine months ended September 30, 2026 and $0 for the nine months ended September 30, 2025.
(3)
Includes related party amount of $0 for the nine months ended September 30, 2026 and less than $0.1 million for the nine months ended September 30, 2025.
(4)
Includes related party amount of $13.5 million for the nine months ended September 30, 2026 and $0.2 million for the nine months ended September 30, 2025.
(5)
Includes related party amount of less than $0.1 million for the nine months ended September 30, 2026 and less than $0.1 million for the nine months ended September 30, 2025.

Research and development expenses were $69.1 million for the nine months ended September 30, 2026, an increase of $48.4 million compared to the nine months ended September 30, 2025. The increase was primarily due to $13.3 million of additional stock-based compensation expense related to the 2026 Parasa Warrant Obligation, $15.0 million of costs for our undisclosed programs, for which there were no comparable costs in the prior-year period, a $12.4 million increase in costs for the Aβ program and a $6.2 million increase in personnel-related costs.

General and Administrative Expenses

The following table summarizes our total general and administrative expenses for the periods presented (in thousands):

	Nine Months Ended Sep 30,
	2026	2025	$ Change
Professional and consulting fees (1)	$4,227	$1,428	$2,799
Personnel-related (including stock-based compensation)	7,279	117	7,162
Other (2)	849	45	804
Total general and administrative expenses	$12,355	$1,590	$10,765

(1)
Includes related party amount of $0 for the nine months ended September 30, 2026 and $0.7 million for the nine months ended September 30, 2025.
(2)
Includes related party amount of $0 for the nine months ended September 30, 2026 and less than $0.1 million for the nine months ended September 30, 2025.

General and administrative expenses were $12.4 million for the nine months ended September 30, 2026, an increase of $10.8 million compared to the nine months ended September 30, 2025. The increase was primarily due to a $7.2 million increase in personnel-related costs, including $2.7 million of stock-based compensation, and a $2.8 million increase in professional and consulting fees associated with operating as a public company.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the preclinical development of our programs and commence clinical development of the Aβ program and undisclosed programs. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have primarily funded our operations with proceeds from the issuance of Series Seed and Series A preferred stock and the Pre-Closing Financing. In November 2024, we received $10.0 million in gross proceeds from the issuance of Series A convertible preferred stock (subsequently reclassified to Series Seed preferred stock in September 2025). In September 2025, we received $15.0 million in gross proceeds from the issuance of Series Seed preferred stock and $151.0 million from the issuance of Series A preferred stock. In September 2026, we raised approximately $380.0 million in gross proceeds from the Pre-Closing Financing. As of September 30, 2026, we had cash and cash equivalents of $456.2 million.

Capital Requirements

We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2029. Our material cash requirements consist primarily of amounts payable to Paragon and Paragon Laboratories for research funding and potential milestones under the Paragon ADOA, the Paragon POA, the Paragon Research Letter Agreement, and the Paragon License Agreement; CRO and CMO costs for clinical trial-enabling activities, CMC/manufacturing and the planned Phase 1 trial; personnel costs; and operating lease costs. We have no outstanding indebtedness and no committed external sources of funds.

Cash Flows for the Nine Months Ended September 30, 2026 and September 30, 2025

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net cash used in operating activities	$(49,437)	$(11,799)
Net cash used in investing activities	(297)	—
Net cash provided by financing activities	351,921	165,573
Net increase in cash	$302,187	$153,774

Net Cash Used in Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was $49.4 million, which was primarily attributable to a net loss of $77.3 million, partially offset by an increase in net liabilities of $10.3 million and non-cash charges of $17.6 million. Non-cash charges primarily consisted of $17.4 million in stock-based compensation expense. The changes in operating assets and liabilities primarily consisted of a $1.4 million increase in accounts payable, $12.6 million increase in accrued expenses and other current liabilities, and $3.8 million increase in prepaid expenses and other current assets. The increase in accounts payable, and accrued expenses and other current liabilities was primarily due to an increase in vendor invoicing and timing of repayment of vendor invoicing. The increase in prepaid expenses and other current assets was primarily due to prepaid research and development and insurance expenses.

For the nine months ended September 30, 2025, net cash used by operating activities was $11.8 million, which was primarily attributable to a net loss of $21.9 million, partially offset by an increase in net liabilities of $9.9 million and non-cash charges of $0.2 million. Non-cash charges consisted of $0.2 million in stock-based compensation expense. The changes in operating assets and liabilities primarily consisted of a $9.9 million increase in accounts payable. The increase in accounts payable was primarily due to an increase in vendor invoicing.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $0.3 million, which was attributable to purchases of property and equipment.

For the nine months ended September 30, 2025, no cash was provided by or used in investing activities.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $351.9 million, consisting of $351.8 million of net proceeds from the Pre-Closing Financing and $0.1 million of cash acquired in connection with the reverse recapitalization.

For the nine months ended September 30, 2025, net cash provided by financing activities was $165.6 million, consisting of $150.6 million of net proceeds from the issuance of Series A convertible preferred stock and $15.0 million of net proceeds from the issuance of Series Seed convertible preferred stock.

Contractual Obligations and Other Commitments

We enter into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and with other vendors for preclinical research studies, clinical trials, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if the contract is cancelled within a specific time, and therefore, are cancellable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of September 30, 2026. See Notes 9 and 10 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for further information on our contractual lease obligations for our office in Waltham, Massachusetts, and other commitments, including the commitments under the Paragon ADOA, in which Korsana has the exclusive option, on a program-by-program basis (each, an “ADOA Option”), to negotiate and enter into a license agreement (each, a “License”) granting Korsana (a) an exclusive, worldwide license to the product-specific intellectual property from the applicable program and (b) a non-exclusive, worldwide license to certain incorporated platform technology. ADOA Options are exercisable at Korsana’s sole discretion during the applicable option period, with no separate exercise payment.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Korsana’s significant accounting policies are described in more detail in Note 2 to its audited financial statements as of and for the year ended December 31, 2025 and as of December 31, 2024 and for the period from November 8, 2024 (inception) to December 31, 2024, included in Cyclerion’s Registration Statement on Form S-4, most recently amended on July 24, 2026 and declared effective on July 26, 2026.

While our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements for the three and nine months ended September 30, 2026 included in Part I - Item 1 of this Quarterly Report, we believe the following accounting policies used in the preparation of our condensed consolidated financial statements require the most significant judgments and estimates.

Research and Development Contract Costs Accruals

We record the costs associated with research studies and manufacturing development as incurred. These costs are a significant component of our research and development expenses, with a substantial portion of our ongoing research and development activities conducted by third-party service providers, including CROs and CMOs, and our related party Paragon.

We accrue for expenses resulting from obligations under the Paragon ADOA and the Paragon POA with Paragon and Parasa, and agreements with CROs, CMOs, and other outside service providers for which payment flows do not match the periods over which materials or services are provided to us. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with Paragon, CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. We make significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to Paragon, a CRO, CMO, or outside service provider, the payments will be recorded as a prepaid asset which will be expensed as the contracted services are performed. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations. As of September 30, 2026, we have not experienced any material deviations between accrued and actual research and development expenses.

Stock-Based Compensation

We measure stock-based awards granted to employees, directors, and non-employees in the form of stock options and restricted stock awards (“RSAs”), based on their fair value on the date of the grant using the Black-Scholes option-pricing model. Compensation expense for awards to employees and directors with service-based vesting conditions is recognized using the straight-line method over the requisite service period, which is generally the vesting period of the respective award. Compensation expense for awards to non-employees with service-based vesting conditions is recognized in the same manner as if we had paid cash in exchange for the goods or services. We account for forfeitures as they occur. We classify stock-based compensation expenses in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The Black-Scholes model uses inputs that are determined by our Board on the date of grant and assumptions we make for the volatility of stock-based awards, the expected term of stock-based awards, the risk-free interest rate for a period that approximates the expected term of our stock-based awards, and our expected dividend yield. We lack sufficient company-specific historical and implied volatility information of our shares. Therefore, we estimate our expected share volatility based on the historical volatility of a representative group of public companies in the biotechnology industry for a term equal to the remaining time of the expected term. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the options on the date of measurement. We have estimated a 0% dividend yield based on the expected dividend yield and the fact that we have never paid, and do not expect to pay, any cash dividends in the foreseeable future. See Note 7 to the condensed consolidated financial statements for the three and nine months ended September 30, 2026 included as Part I - Item 1 of this Quarterly Report for information concerning specific assumptions we used in applying the Black-Scholes model to determine the estimated fair value of our stock options granted in the periods presented.

Determination of Fair Value of Common Stock

A public trading market for our common stock has been established in connection with the completion of the Merger. As such, it is no longer necessary for our board of directors to estimate the fair value of our share awards in connection with our accounting for granted share-based awards or other such awards we may grant, as the fair value of our common stock and share-based awards is determined based on the quoted market price of our common stock.

Prior to the Merger, our pre-Merger common stock valuations were prepared by a third-party valuation firm using a hybrid method, a scenario-based valuation approach that considers multiple potential future outcomes and probability-weights the resulting indications of value. The hybrid method incorporated both an initial public offering (“IPO”) outcome and an M&A outcome. Under the IPO outcome, equity value was allocated to common stock using a direct waterfall approach. Under the M&A outcome, equity value was determined using a market-adjusted equity value method and allocated among the various classes of equity using an option pricing method (“OPM”), reflecting the respective rights and preferences of each class of equity. The indicated values under each outcome were then probability-weighted and a discount for lack of marketability was applied, where appropriate, to estimate the fair value of the common stock.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if our pre-Merger common stock valuations had used significantly different assumptions or estimates, the fair value of our pre-Merger incentive shares and our stock-based compensation expense could have been materially different.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to the condensed consolidated financial statements for the three and nine months ended September 30, 2026 included in Part I - Item 1 of this Quarterly Report.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A. Risk Factors.

The following summarizes the principal factors that make an investment in the Company speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future. The occurrence of any of these risks, could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

Risk Factor Summary

Our business is subject to a number of risks that, if realized, could materially harm our business, prospects, financial condition and results of operations. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth below. Some of the more significant risks and uncertainties we face include the following:

•
We will need to raise additional capital, and if we are unable to do so when needed, that could raise substantial doubt about our ability to continue as a going concern;
•
We have never generated any revenue from product sales and may never be profitable;
•
We are a preclinical-stage biotechnology company with a limited operating history on which to assess our business; we have not initiated, conducted, or completed any clinical trials, have no products approved for commercial sale, have historically incurred losses, and anticipate that we will continue to incur significant losses for the foreseeable future;
•
Our programs are in preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our current or future collaborators are unable to complete development of or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed;
•
We are substantially dependent on the success of our lead product candidate, KRSA-028, and our anticipated clinical trials of such product candidate may not be successful;
•
We currently rely on licensing arrangements with Paragon through the license agreement with Paragon entered into on June 8, 2026 with respect to our Aβ program (the “Paragon License Agreement”) and research collaborations with Paragon through the Paragon ADOA, the Paragon POA, and the Paragon Research Letter Agreement. If we are unable to maintain collaborations or licensing arrangements, or if our collaborations or licensing arrangements are not successful, our business could be negatively impacted;
•
In order to successfully implement our plans and strategies, we will need to grow the size of our organization and we may experience difficulties in managing this growth;
•
Our intellectual property portfolio is at an early stage, and we do not currently own any issued patents or pending patent applications. Therefore, our ability to obtain and protect our patent rights, and protect other proprietary rights, is uncertain, exposing us to the possible loss of competitive advantage;
•
The regulatory approval processes of the U.S. Food and Drug Administration (the “FDA”) and other comparable foreign regulatory authorities are lengthy, time-consuming, and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired;
•
The market price of our common stock is expected to be volatile, and the market price of our common stock may drop;
•
Provisions in our articles of organization and bylaws and provisions under Massachusetts law could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our management, and if our proposed redomestication to the Cayman Islands is effected, we will be governed by Cayman Islands law and our new memorandum and articles of association, provisions of which also have anti-takeover implications;
•
Holders of our Series B non-voting convertible preferred stock, no par value per share (“Series B Preferred Stock”), have the ability to significantly influence all matters submitted to our shareholders for approval, and the directors elected exclusively by such holders have the ability to control or significantly influence all matters submitted to our board of directors for approval; and
•
We have broad discretion in the use of our cash and cash equivalents and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

Risk Factors

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are a preclinical stage biotechnology company with a limited operating history on which to assess our business; we have not completed any clinical trials, and we have no products approved for commercial sale, which may make it difficult to evaluate our current business and likelihood of success and viability.

We are a preclinical stage biotechnology company with a limited operating history. Since our inception, we have incurred operating losses with no corresponding revenue and have utilized substantially all of our resources to identify and develop our product candidates, organize and staff our company, and provide other general and administrative support for our operations. We have no significant experience as a company in initiating, conducting, or completing preclinical studies or clinical trials. In part because of this lack of experience, we cannot be certain that our preclinical studies or clinical trials will begin or be completed on time, if at all. In addition, we have not yet demonstrated an ability to obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as our business grows, we may encounter unforeseen expenses, restrictions, difficulties, complications, delays, and other known and unknown factors. We will need to transition at some point from a company with an early research and development focus to a company capable of supporting larger scale clinical trials and eventually commercial activities. We have not yet taken such steps and may not be successful in such a transition.

We will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce, and/or eliminate one or more of our development programs or future commercialization efforts.

Developing biotechnology products is a long, time-consuming, expensive, and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct preclinical studies and anticipated clinical trials of, and seek regulatory approval for, our product candidates, advance discovery efforts with respect to our research and development programs, and advance any future programs and product candidates that we may license. Even if one or more of the programs that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing, and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to or more expansive than those that we currently anticipate. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of any program we develop. Our future capital requirements depend on many factors, including but not limited to:

•
the scope, design, progress, results, and costs of discovery and preclinical and clinical development for our product candidates;
•
the costs and timing of completing clinical and commercial-scale manufacturing activities;
•
the costs and timing of preparing, filing, and prosecuting patent applications, maintaining, defending, and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims, including claims of infringement, misappropriation, or other violations of third-party intellectual property;
•
the costs, timing, and outcome of the regulatory review of our product candidates and obtaining the requisite regulatory approvals;
•
the costs of our future commercialization activities, either on our own or in collaboration with others, including product sales, marketing, manufacturing, and distribution for any product candidate for which we receive regulatory approval;
•
the revenue, if any, received from commercial sales of product candidates for which we receive regulatory approval;

•
the success of our current or future collaborations, including our collaboration with Paragon and Paragon Laboratories pursuant to the Paragon ADOA and Paragon Research Letter Agreement, respectively, and the success of the Paragon License Agreement and any future license agreements we enter into with Paragon;
•
our ability to establish and maintain additional collaborations on favorable terms, if at all;
•
the extent to which we acquire or in-license products, intellectual property, and technologies;
•
the costs of operational, financial and management information systems and associated personnel; and
•
the costs of operating as a public company.

As a result, we will require substantial additional funding to continue our operations. As of September 30, 2026, we had $456.2 million in cash and cash equivalents. We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2029. However, we will still need to raise additional capital to continue to fund our operations in the future. If we are unable to raise additional capital when needed, that could raise substantial doubt about our ability to continue as a going concern.

We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements, or other sources, and adequate additional financing may not be available to us on acceptable terms, or at all. Such financing may dilute our shareholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our shareholders. Debt financing may result in the imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to future collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions and volatility in the credit and financial markets in the United States and worldwide. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend, or eliminate one or more of our product candidates, clinical trials, or future commercialization efforts or cease our operations.

In addition, as a result of our assumption of the Paragon ADOA in connection with the Merger, we are subject to the obligation to grant to Parasa on December 31, 2026, warrants to purchase a number of shares equal to 1.00% of our outstanding shares of common stock as of the date of the grant on a fully-diluted basis, with an exercise price equal to the fair market value of the underlying shares on the grant date. Such warrants granted will result in further dilution to all of our securityholders.

We expect to continue to incur losses for the foreseeable future and may not be able to achieve or sustain profitability in the future. We have no products approved for sale, have not generated any revenue from our product candidates, and may never generate revenue or become profitable.

Investment in biotechnology product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risks that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We have no products approved for commercial sale, have not generated any revenue from product sales to date, and continue to incur significant research and development and other expenses related to our ongoing operations. We do not expect to generate product revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval for, and then successfully commercialize, at least one of our product candidates.

We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we are unable to raise sufficient additional capital to advance a product candidate to commercialization or generate sufficient revenue through the sale of any approved products, we may be unable to continue operations without additional funding.

We incurred significant net losses in each period since we commenced operations in November 2024. We generated net losses of $35.7 million for the period from November 2024 (inception) to December 31, 2025 and net losses of $46.4 million and $77.3 million during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, we had an accumulated deficit of $113.0 million. We expect to continue to incur losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
advance our existing and future product candidates through preclinical and clinical development;
•
seek to identify additional product candidates;
•
maintain, expand, enforce, defend, and protect our intellectual property portfolio;
•
seek, obtain, and maintain regulatory approvals for our product candidates;

•
seek to identify, establish, and maintain additional collaborations and license agreements;
•
make milestone payments to Paragon under the Paragon License Agreement and Paragon ADOA, and to Paragon Laboratories under the Paragon Research Letter Agreement, and under any additional future collaboration or license agreements that we enter into;
•
ultimately establish a sales, marketing, and distribution infrastructure to commercialize any drug products for which we may obtain regulatory approval, either on our own or in collaboration with others;
•
generate revenue from commercial sales of product candidates for which we receive regulatory approval, if any;
•
hire additional personnel, including research and development, clinical, and commercial personnel;
•
add operational, financial, and management information systems and personnel, including personnel to support our product development;
•
acquire or in-license products, intellectual property, and technologies;
•
establish clinical and commercial-scale current good manufacturing practices (“cGMP”) capabilities through a third-party or our own manufacturing facility; and
•
operate as a public company.

In addition, our expenses will increase if, among other things, we are required by the FDA or other regulatory authorities to perform clinical trials or studies in addition to, or different than, those that we currently anticipate, there are any delays in initiating or completing our clinical trials or the development of any of our product candidates, or there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

Even if we obtain regulatory approval for, and are successful in commercializing, one or more of our product candidates, we expect to incur substantial additional research and development and other expenditures to develop and market additional product candidates and/or to expand the approved indications of any marketed product. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

Our failure to become profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business, and/or continue our operations. A decline in the value of our stock could also cause shareholders to lose all or part of their investment.

Risks Related to Our Discovery, Development, and Commercialization

We face competition from entities that have developed or may develop product candidates for the diseases addressed by our product candidates.

The development and commercialization of drugs is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies, and emerging biotechnology companies, as well as academic institutions, governmental agencies, and public and private research institutions, among others. If approved for the treatment of patients with Alzheimer’s disease, KRSA-028 would compete with two anti-amyloid antibody therapies that have been approved by the FDA for treatment of early Alzheimer’s disease: lecanemab (Leqembi), marketed by Eisai and Biogen, and donanemab (Kisunla), marketed by Eli Lilly. We are aware of several companies with product candidates in clinical development for the treatment of patients with Alzheimer’s disease, including Roche (including Genentech, its wholly owned subsidiary), Lilly, Eisai, Biogen, AbbVie, Merck, Sanofi, Bristol Myers Squibb, Voyager Therapeutics, Denali Therapeutics, Acumen, Alzheon, AC Immune, Alnylam Pharmaceuticals, ChainGen, Akeso, and others. Several of these companies are developing anti-Aβ antibodies that, like KRSA-028, are designed to use transferrin receptor-mediated transport to increase brain exposure, including Roche’s trontinemab, which is being evaluated in Phase 3 clinical trials, and AbbVie’s ABBV-1758 and Denali Therapeutics’ DNL921, each of which is in early-stage clinical development. In addition, Lilly is evaluating remternetug, an antibody that, like KRSA-028, targets a pyroglutamate-modified form of Aβ, in Phase 3 clinical trials, including with subcutaneous administration. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and commercialization than we do, and are further along in the clinical development and/or commercialization process. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, raising capital, enrolling patients in clinical trials, establishing and defending rights to intellectual property, as well as in acquiring technologies complementary to, or necessary for, our product candidates.

Our competitors have developed or are developing, and may in the future develop, product candidates or products competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any potential new treatments, including those currently under clinical development. Our success will depend partially on our ability to develop and commercialize products that have a competitive safety, efficacy, dosing, and/or presentation profile. Our commercial opportunity and success will be reduced or eliminated if competing products are (or are perceived to be) safer, more effective, less expensive, or have a more attractive dosing profile or presentation than the products we develop, or if competitors develop products or biosimilars that enter the market more quickly than us and gain market acceptance. Conversely, the lack of commercial success of other competing therapies may raise concerns about the financial viability of our product candidates.

In addition, because of the competitive landscape for Alzheimer’s disease, we may also face competition for establishing clinical trial sites and enrolling patients. Patient enrollment will depend on many factors, including if potential clinical trial patients choose to undergo treatment with approved products or enroll in competitors’ ongoing clinical trials for product candidates that are under development for the same indications as our product candidates. An increase in the number of approved products for the indications we are targeting with our product candidates will likely further exacerbate this competition. Our inability to enroll a sufficient number of patients could, among other impacts, delay our development timeline, which may further harm our competitive position.

Our programs are in the preclinical stages of development and may fail in development or suffer delays that materially and adversely affect our viability. If we or our future collaborators are unable to complete development of or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have no commercially approved products. Our programs are in the preclinical stages of development, and we have not initiated or completed any clinical trials. As a result, we expect it will be many years before we commercialize any product candidate, if ever. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties, and we cannot guarantee that we will ever obtain regulatory approval for any of our product candidates. We have not yet demonstrated our ability to complete any clinical trials, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Before obtaining regulatory approval for the commercial distribution of any product candidate, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of the product candidate.

We or our collaborators may experience delays in initiating or completing preclinical studies or clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any future preclinical studies or clinical trials that we could conduct that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•
regulators, such as the FDA, institutional review boards (“IRBs”), or comparable foreign regulatory authorities may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective clinical research organizations (“CROs”), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
clinical trial sites may deviate from the trial protocol, fail to conduct trials in a compliant manner, or drop out of a trial, which may require that we add new clinical trial sites or investigators or otherwise negatively impact the timing or integrity of our clinical trial(s);
•
clinical trials of any product candidates may fail to show safety or efficacy, or may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon a product development program;
•
the number of subjects required for clinical trials of any product candidates may be larger than we can anticipate, and enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or suffer other quality or performance issues that negatively impact the timing or integrity of our clinical trial(s);
•
we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our clinical trials are being exposed to unacceptable health risks;
•
the cost of clinical trials of any of our product candidates may be greater than we anticipate;
•
the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or successfully complete a given clinical trial;

•
we may be unable to manufacture sufficient quantities of our product candidates for use in clinical trials;
•
reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
•
we may fail to establish an appropriate safety profile for a product candidate based on preclinical or clinical data for such product candidate as well as data emerging from other therapies in the same class as such product candidate; and
•
the FDA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA. Commencing clinical trials in jurisdictions outside of the United States is similarly subject to acceptance by the applicable regulatory authority of clinical trial documentation following discussions with such authority. In the event that the FDA or other applicable regulatory authority requires us to complete additional preclinical studies or we are required to satisfy other FDA or foreign regulatory authority requests, respectively, prior to commencing clinical trials, the start of our first clinical trial for a product candidate may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree as to whether we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are analogous processes and risks applicable to clinical trial applications in other countries, including but not limited to Canada, New Zealand, Australia, countries in the European Union (“EU”), and countries in Asia.

We may not have the financial resources to continue development of our product candidates if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, our product candidates. We or our future collaborators’ inability to complete development of, or commercialize our product candidates, or significant delays in doing so, could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

We are substantially dependent on the success of KRSA-028, and our anticipated clinical trials for such product candidate may not be successful.

Our future success is substantially dependent on our ability to timely obtain regulatory approval for, and then successfully commercialize, KRSA-028. We are initially investing a majority of our efforts and financial resources into the research and development of this program. After we complete clinical trial-enabling activities, we plan to submit a CTN in Australia or a CTA in New Zealand by the end of 2026 and an IND in the United States in the first quarter of 2027. Pharmacokinetic data in healthy volunteers is anticipated by mid-year 2027 and interim proof-of-concept data in Alzheimer’s disease patients is anticipated by year-end 2027 or the first quarter of 2028. The success of KRSA-028 depends on demonstrating one or more clinical advantages over other approved anti-Aβ antibody products or product candidates in clinical development, which may include favorable data on amyloid plaque clearance, slowing of cognitive decline or disease progression, reduced rates of amyloid-related imaging abnormalities (“ARIA”), improved hematologic safety, and/or a convenient low-volume subcutaneous route of administration, particularly as lecanemab has been approved for subcutaneous administration throughout the course of treatment and other anti-Aβ antibodies, including remternetug, are being developed for subcutaneous administration. Our belief that KRSA-028 will show favorable clinical data is based in part on the assumption that the increased brain penetration observed in mice and non-human primates (“NHPs”) through the use of the proprietary THETA platform, which confers binding to the transferrin receptor (“TfR1”), will translate to humans. If our Phase 1 clinical trial of KRSA-028 or additional clinical trials do not demonstrate adequate brain delivery or improvements versus the limitations of other TfR1-based approaches, the clinical and commercial potential of KRSA-028 will be significantly and adversely affected.

Our product candidates will require completion of preclinical, clinical, and manufacturing activities, regulatory approval in multiple jurisdictions, substantial investment, and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote our product candidates before we receive regulatory approval from the FDA and comparable foreign regulatory authorities, and we may never receive such regulatory approvals.

The success of our product candidates will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights, potential threats from the intellectual property rights of third parties and the manufacturing, marketing, distribution, and sales efforts of any future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of these product candidates, even if approved. If we are not successful in obtaining regulatory approval for and commercializing KRSA-028 or future product candidates, or are significantly delayed in doing so, our business will be materially harmed.

Our product candidates are based on novel technology in fields that have seen limited success in drug development, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

We have focused our research and development efforts on addressing neurodegenerative diseases. Collectively, efforts by biopharmaceutical companies in the field of neurodegenerative diseases have seen limited success in drug development. There are few effective therapeutic options available for patients with neurodegenerative diseases, such as Alzheimer’s disease and Parkinson’s disease. Our future success is highly dependent on the successful development of our THETA™ platform and our product candidates for treating neurodegenerative diseases. Developing and, if approved, commercializing our product candidates for treatment of neurodegenerative diseases subjects us to a number of challenges, including engineering product candidates to cross the blood brain barrier (“BBB”) to enable optimal concentration of the therapeutic in the brain and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

Our approach to the treatment of neurodegenerative diseases aims to identify and select targets with a link to neurodegenerative diseases; to identify and develop molecules that engage the intended target; to, where possible, identify and develop biomarkers, which are biological molecules found in blood, other bodily fluids, or tissues that are signs of a normal or abnormal process or of a condition or disease, to select patient populations and demonstrate, where possible, target engagement, pathway engagement, and impact on disease progression of our molecules; and to engineer our molecules to cross the BBB and act directly in the brain. This strategy may not prove to be successful. We may not be able to discover, develop, and utilize biomarkers to demonstrate target engagement, pathway engagement, and the impact on disease progression of our product candidates. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, or profitable. Moreover, public perception of drug safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to novel treatments.

If we do not achieve our projected development objectives in the time frames we announce and expect, the commercialization of our product candidates may be delayed which may harm our reputation and prospects, increase our expenses, and cause our stock price to decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, such as the expected timing for the initiation of our Phase 1 clinical trial of KRSA-028, the timing for receipt of clinical data, and the timing for the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, our prospects and reputation may be adversely affected, and our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

Our approach to the discovery and development of our product candidates is unproven, and we may not be successful in our efforts to build a pipeline of product candidates with commercial value.

Our approach to the discovery and development of our product candidates leverages established mechanisms of action and incorporates advanced antibody engineering to optimize half-life and other properties designed to overcome limitations of existing therapies, including increased binding affinity, and TfR1 shuttling for delivering large molecule drugs across the BBB, enabling higher drug concentration inside the brain. Our product candidates are purposefully designed to improve upon existing product candidates and products while maintaining the same, established mechanisms of action. However, the scientific research that forms the basis of our efforts to develop differentiated product candidates using half-life extension technologies, effector function modification, and/or the TfR1-based THETA technology to deliver large molecule drugs across the BBB, is ongoing and may not result in viable product candidates. We have no clinical data on product candidates using TfR1-based THETA technology in neurodegenerative diseases and demonstrating whether they are safe or effective for long-term treatment in humans. We also have no clinical data to indicate whether our antibody engineering designed to optimize half-life and modify effector function enhances brain exposure or translates into improved safety, tolerability, convenience, or efficacy in humans. The long-term safety and efficacy of our product candidates compared to currently approved products is unknown.

We may ultimately discover that utilizing half-life extension technologies, effector function modulation, and the TfR1-based THETA technology to target 3pE-Aβ for our specific indications and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. We currently have only preclinical data regarding the increased half-life properties, effector function modulation, and targeting mechanism of our product candidates, and the same results may not be seen in humans. In addition, product candidates using half-life extension technologies and effector function modulation, or that are designed to bind to 3pE-Aβ and clear amyloid plaques, may demonstrate different chemical, pharmacological and biological properties in patients than they do in laboratory studies. This technology and any product candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. Many product candidates that appeared highly promising in preclinical studies or in early-stage clinical trials have failed when advanced into, or further in, clinical development.

In addition, other companies are developing drug products that target Aβ or utilize TfR1-mediated delivery technologies for central nervous system indications, or that utilize half-life extension technology and/or effector function modulation for other targets. The failure of those companies to demonstrate the safety and/or efficacy of their product candidates may be harmful to our business, financial condition, results of operations, and prospects. Conversely, if those companies are successful in demonstrating safety and/or efficacy of their product candidates, these competitive products may instead gain and hold the applicable market.

In addition, we may in the future seek to discover and develop product candidates that are based on novel targets and technologies that are unproven. If our discovery or business development activities fail to identify novel targets or technologies for drug development, or such targets or technologies prove to be unsuitable for treating human disease, we may not be able to develop viable additional product candidates. We and our future collaborators may never receive approval to market and commercialize any product candidate. Even if we or a future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. If the products resulting from our product candidates prove to be ineffective, unsafe, or commercially unviable, our product candidates and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations, and prospects.

Preclinical and clinical development involves a lengthy and expensive process that is subject to delays and with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Our clinical trials may not be initiated or conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. Furthermore, a failure of one or more clinical trials can occur at any clinical trial phase. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Our preclinical studies may not be designed, conducted, or completed as planned, and we may be required to repeat studies or conduct additional studies if, for example, our study endpoints, dose selection, species selection, or sample sizes prove inadequate, if the test articles used in such studies are not representative of our clinical trial material, or if such studies fail to comply with GLP requirements. In particular, the animal models used to evaluate product candidates for Alzheimer’s disease do not fully replicate the human disease, and many product candidates that improved outcomes in such models have failed to demonstrate clinical benefit in humans. Similarly, reductions in amyloid plaque or favorable changes in other biomarkers observed in preclinical studies or early-stage clinical trials may not translate into a clinically meaningful slowing of cognitive or functional decline in later, larger and longer clinical trials. Further, because biologics can be highly species-specific, the pharmacological activity, brain exposure, and toxicity observed in mice and NHPs may not be predictive of those in humans. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. In addition, we expect to rely on patients to provide feedback on subjective measures, including disease severity and quality of life, which are inherently difficult to evaluate. These measures can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, and from patient to patient and from site to site within a clinical trial.

We cannot be sure that the FDA or comparable foreign regulatory authorities will agree with our clinical development plans. We plan to use the data from healthy volunteers from our Phase 1 clinical trial of KRSA-028 to support additional clinical development. However, there is no guarantee the data from such Phase 1 trial will support additional development. If the FDA or comparable foreign regulatory authorities require us to conduct additional trials or enroll additional healthy volunteers or patients, our development timeline may be delayed. We cannot be sure that submission of an IND or similar foreign application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval or positive ethics committee opinions at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice (“GCP”) requirements or regulatory guidelines; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements, guidance or clinical trial plans that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to new or larger-scale facilities and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ethics committees of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board, if any, for such clinical trial or by the FDA or comparable foreign regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates, if the results of these trials are not positive or are only moderately positive or if there are safety concerns, our business and results of operations would be adversely affected.

We may encounter difficulties enrolling patients in our clinical trials, and our clinical development activities could thereby be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in clinical trials for a variety of reasons, including:

•
the size and nature of the patient population;
•
the patient eligibility criteria defined in the protocol, including biomarker-driven identification and/or certain highly specific criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have biomarker-driven patient eligibility criteria;
•
the size of the study population required for analysis of the trial’s primary endpoints;
•
the proximity of patients to a trial site;
•
the design of the trial;
•
our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•
delays in enrolling patients in our clinical trials caused by worldwide economic conditions, including pandemics or other public health outbreaks and other geopolitical events;
•
competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;
•
availability of approved products that target the patient populations that we are seeking to enroll;
•
clinicians’ and patients’ perceptions of the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
•
our ability to obtain and maintain patient consents; and
•
the risk that we may not be able to collect data from patients for any reason.

We or our partners may encounter difficulties or delays in enrollment of our clinical trials due to the availability of newly approved therapies and competing products. For example, lecanemab received FDA approval for the treatment of Alzheimer’s disease in 2023, and donanemab received FDA approval for the treatment of Alzheimer’s disease in July 2024. As a result, our or our partners’ ability to enroll participants in clinical trials for Alzheimer’s disease may be hampered if potential participants choose to instead avail themselves of approved therapies. In addition, several early phase clinical programs and large Phase 3 clinical trials of competing anti-Aβ antibodies, including Roche’s TRONTIER 1 and TRONTIER 2 trials of trontinemab in early symptomatic Alzheimer’s disease and its PrevenTRON trial in preclinical Alzheimer’s disease, as well as Eli Lilly's TRAILRUNNER-ALZ 3 trial of remternetug, are enrolling or have recently enrolled participants, which may limit the availability of clinical trial sites and eligible participants given the long-term duration associated with these types of trials.

Preliminary, “topline” or interim data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data. The results and related findings and conclusions are subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of these data without the opportunity to fully and carefully evaluate complete data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated or subsequently made subject to audit and verification procedures.

Any preliminary or topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments. Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular product candidate, the approvability or commercialization of the particular product candidate and of us as a company. In addition, the information we choose to publicly disclose regarding a particular preclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. As a result, you or others may have reached different conclusions based on such extensive information in comparison to our publicly disclosed conclusion regarding a particular preclinical study or clinical trial. If the preliminary, topline, or interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

Our future clinical trials or those of our future collaborators may reveal significant adverse events or undesirable side effects not seen in our preclinical studies and may result in a safety profile that could halt clinical development, inhibit regulatory approval, or limit commercial potential or market acceptance of any of our product candidates.

Results of our clinical trials could reveal a high or unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. We have not yet completed any clinical trials in humans. If significant adverse events or other side effects are observed in any of our future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether.

Because KRSA-028 will have a similar mechanism of action as trontinemab, it is possible that patients in our future clinical trials could exhibit treatment-emergent adverse events ("TEAEs") of similar or worse frequency or severity. We, the FDA or other applicable regulatory authorities, or an IRB or ethics committee, may suspend any clinical trials of any product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in preclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. In addition, an extended half-life could prolong the duration of undesirable side effects, which could also inhibit market acceptance. TEAEs could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our product candidates may not be normally encountered in the general patient population and by medical personnel. Any of these occurrences could harm our business, financial condition, results of operations, and prospects significantly.

In addition, as with other biologics, our product candidates may elicit an immune response, including the development of anti-drug antibodies, which could reduce or neutralize their activity, alter their pharmacokinetics or brain exposure, or cause hypersensitivity reactions, infusion or injection-site reactions, or other adverse events. Engineered features of our product candidates may increase the risk of immunogenicity, and immunogenicity observed in animal studies is generally not predictive of immunogenicity in humans. If our product candidates are immunogenic, we may be required to conduct additional studies, modify development, or accept restrictive labeling.

In addition, even if we successfully advance our product candidates or any future product candidate through clinical trials, such trials will only include a limited number of patients and limited duration of exposure to our product candidates. As a result, we cannot be assured that adverse effects of our product candidates will not be uncovered when a significantly larger number of patients are exposed to the product candidate after approval. Further, any clinical trials may not be sufficient to determine the effect and safety consequences of using our product candidates over a multi-year period.

We may expend our limited resources to pursue a particular program and fail to capitalize on programs that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected programs. For example, we are initially focused primarily on our initial product candidate, KRSA-028. As a result, we may forgo or delay pursuit of opportunities with other programs that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. In addition, we may select product candidates amongst a variety of potential product candidates, and the product candidates we select may fail to be viable commercial products or the product candidates we do not select may have a greater likelihood of success.

Any approved products resulting from our current programs or any future program may not achieve adequate market acceptance among clinicians, patients, healthcare third-party payors, and others in the medical community necessary for commercial success and we may not generate any future revenue from the sale or licensing of such products.

Even if regulatory approval is obtained for a product candidate resulting from one of our current or future programs, we may not gain market acceptance among physicians, healthcare professionals, patients, healthcare payors, or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. Market acceptance will depend on many factors, including factors that are not within our control.

There are two approved disease-modifying therapeutic products and additional product candidates in later stages of clinical development for the treatment of Alzheimer’s disease, including Leqembi (marketed by Eisai and Biogen) and Kisunla (marketed by Lilly). However, KRSA-028 is designed to have improved brain penetration and contains modifications that are known to increase the half-life of antibodies in circulation; to date, no such disease-modifying therapy with these design modifications has been approved by the FDA for the treatment of Alzheimer’s disease, though several such agents are in clinical development. In addition, each of Leqembi and Kisunla is approved with a boxed warning regarding ARIA, and their labeling requires MRI monitoring before and during treatment and recommends testing for ApoE ε4 status before initiating treatment. Because KRSA-028 is also an anti-Aβ antibody, any approval we obtain may include similar or more restrictive labeling, and the need for diagnostic confirmation of amyloid pathology, including through amyloid PET imaging, cerebrospinal fluid testing or blood-based biomarker testing, together with genetic testing and ongoing MRI monitoring, and constraints on the availability of these services, could limit the number of patients who are treated with KRSA-028 and slow its adoption. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that incorporates effector function modification and half-life extension for our targeted indication, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any programs developed by us or our existing or future collaborators.

Market acceptance of our product candidates may be negatively impacted by performance of our competitors, including the occurrence of serious adverse events in such competitors’ clinical trials or failure by such competitors to obtain and maintain regulatory approval for their product candidates. Additionally, although we believe that the improved dosing and convenience we expect our product candidates to provide will improve market acceptance of such product candidates and that our product candidates will have a competitive efficacy profile, our predictions may not be accurate and other competitive products may instead gain and hold the applicable market. Sales of medical products also depend on the willingness of clinicians to prescribe the treatment. We cannot predict whether clinicians, clinicians’ organizations, hospitals, other healthcare providers, government agencies, or private insurers will determine that our product is safe, therapeutically effective, cost effective or less burdensome as compared with competing treatments. If any current or future product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable.

Certain of our programs may compete with our other programs, which could negatively impact our business and reduce our future revenue.

We are developing KRSA-028 for the treatment of Alzheimer’s disease and may in the future develop programs for additional neurodegenerative disease indications. However, developing multiple product candidates for neurodegenerative disease indications may negatively impact our business if the product candidates compete with each other. For example, if multiple product candidates are conducting clinical trials at the same time, they could compete for the enrollment of patients. In addition, if multiple product candidates are approved for the same indication, they may compete for market share, which could limit our future revenue.

Our research and development efforts are concentrated in the field of neurodegenerative diseases, which has historically experienced a high rate of clinical failure. If the scientific basis for our approach proves insufficient or the field experiences setbacks, our entire pipeline could be adversely affected.

We have concentrated our research and development efforts on therapeutics for neurodegenerative diseases, with our lead product candidate, KRSA-028, targeting Alzheimer’s disease. The neurodegenerative disease field has historically experienced a high rate of clinical trial failure compared to other therapeutic areas, and a number of companies have invested significant resources in the development of neurodegenerative disease product candidates without obtaining regulatory approval. If the scientific basis for our approach to treating neurodegenerative diseases, including the use of TfR1-based THETA technology to deliver therapeutics across the blood brain barrier, proves to be flawed or insufficient, our entire pipeline could be rendered nonviable. Because our pipeline is concentrated in a single therapeutic area, we do not have the benefit of diversification across multiple therapeutic areas that could offset failures in any one program. A setback in one program could have a disproportionate impact on our business, financial condition, results of operations, and prospects relative to a company with a more diversified pipeline. Adverse developments in the neurodegenerative disease field generally, including safety signals or clinical failures by other companies developing therapies for similar indications, could negatively affect investor sentiment, regulatory scrutiny, and patient enrollment for our clinical trials, regardless of the merits of our own product candidates.

We plan to conduct clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We plan to conduct the single ascending dose (“SAD”) portion of our Phase 1 clinical trial of KRSA-028 in healthy participants in Australia or New Zealand, and we may choose to conduct the multiple ascending dose (“MAD”) portion of our Phase 1 clinical trial of KRSA-028 in AD patients and future clinical trials outside the United States in whole or in part, including potentially in the UK, EU, or Canada. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on our determination that the trials also complied with all applicable U.S. laws and regulations. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the relevant jurisdiction, as applicable. If the FDA or any comparable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates or delay or prevent regulatory approval for commercialization in the applicable jurisdiction. Even if the FDA or any comparable foreign regulatory authority accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or the relevant jurisdiction, as applicable, or to continue such trials once initiated.

Further, conducting international clinical trials presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs that could restrict or limit our ability to conduct our clinical trials, the administrative burdens of conducting clinical trials under multiple sets of foreign regulations, foreign exchange fluctuations, diminished protection of intellectual property in some countries, as well as political and economic risks relevant to foreign countries.

Risks Related to Our Reliance on Third Parties

We rely on collaborations and licensing arrangements with third parties, including Paragon. If we are unable to maintain these collaborations or licensing arrangements, or if these collaborations or licensing arrangements are not successful, our business could be negatively impacted.

We rely on our collaboration with Paragon and Paragon Laboratories for a substantial portion of our discovery capabilities and for the rights necessary to develop and commercialize our product candidates. In the future, we could also rely on additional licensing arrangements with third parties. For example, we have entered into the Paragon ADOA, the Paragon POA, the Paragon Research Letter Agreement, and the Paragon License Agreement. However, Paragon or Paragon Laboratories could terminate these agreements under certain circumstances, including our failure to make any payments owed to Paragon under the agreement or any uncured material breach of the agreement by us, in which event we may lose intellectual property rights and may not be able to develop or commercialize the product candidates covered by that agreement, including KRSA-028.

Collaborations or licensing arrangements that we enter into may not be successful, and any success will depend heavily on the efforts and activities of such collaborators or licensors. If any of our collaborators or licensors experiences delays in performance of, or fails to perform, their obligations under their agreement with us, disagrees with our interpretation of the terms of such agreement, or terminates their agreement with us, our pipeline and product candidates and development timeline could be adversely affected. If we fail to comply with any of the obligations under our collaborations or license agreements, including payment terms and diligence terms, our collaborators or licensors may have the right to terminate such agreements, in which event we may lose intellectual property rights and may not be able to develop, manufacture, market or sell the products covered by our agreements or may face other penalties under our agreements. Our collaborators and licensors may also fail to properly maintain or defend the intellectual property we have licensed from them, if required by our agreement with them, leading to the potential invalidation of our intellectual property, or they may even infringe upon our intellectual property rights, any of which could subject us to litigation or arbitration, which would be time-consuming and expensive and could harm our ability to commercialize our product candidates. In addition, collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

As part of our strategy, we plan to evaluate additional opportunities to enhance our capabilities and expand our development pipeline or add development or commercialization capabilities. We may not realize the benefits of such collaborations, alliances or licensing arrangements. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing shareholders or disrupt our management and business.

We may face significant competition in attracting appropriate collaborators, and more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies may be unwilling to assign or license rights to us, whether they perceive us to be a competitor or for other reasons. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Collaborations are complex and time-consuming to negotiate, document and execute. In addition, consolidation among large pharmaceutical and biotechnology companies has reduced the number of potential future collaborators. We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market.

Risks associated with the in-licensing or acquisition of product candidates could cause substantial delays in the preclinical and clinical development of our product candidates.

We have relied and continue to rely on Paragon, and expect to rely on our future licensing partners, to (i) conduct research and development in accordance with the applicable protocol, legal, regulatory, and scientific standards, (ii) accurately report the results of all preclinical studies conducted prior to our licensing or acquisition of the relevant product candidates, and (iii) correctly collect and interpret the data from these studies. If the research and development processes or the results of the development programs prior to our licensing or acquisition of our product candidates prove to be unreliable, this could result in increased costs and delays in the development of our product candidates, which could adversely affect any future revenue from such product candidates, if approved.

We may also acquire or in-license additional product candidates for preclinical or clinical development in the future as we continue to build our pipeline. The risks associated with acquiring or in-licensing product candidates could result in delays in the commencement or completion of our preclinical studies and clinical trials, if they are ever commenced or completed, and our ability to generate revenues from our product candidates may be delayed. Please see the risk factor titled “—Risks Related to Our Intellectual Property—If we are unable to obtain or maintain necessary rights to our programs through acquisitions and in-licenses, our business may be materially harmed” below for additional information regarding such risks.

We currently rely, and plan to rely in the future, on third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract testing labs and strategic partners, to conduct and support our preclinical studies and clinical trials under agreements with us. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. Our toxicology and other preclinical studies intended to support regulatory submissions must be conducted in accordance with GLP requirements, and if we or our CROs fail to comply with GLP, the data from such studies may be deemed unreliable and we may be required to repeat them, which would delay our planned regulatory submissions. We and our third-party contractors and CROs are required to comply with GCP, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP. In addition, our clinical trials must be conducted with products manufactured in accordance with cGMP. Our failure to comply with these requirements may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws, and foreign equivalents.

Any third parties conducting our clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our programs. These third parties may encounter challenges hiring and retaining sufficient qualified personnel or they may be involved in mergers, acquisitions or similar transactions and may have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could negatively affect their performance on our behalf and the timing thereof and could lead to products that compete directly or indirectly with our current or future product candidates. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates.

In addition, we rely on foreign CROs and CMOs, including WuXi Biologics (Hong Kong) Limited (“WuXi Biologics (Hong Kong)”), for formulation and manufacturing of our Phase 1 clinical trial materials, and will likely continue to rely on foreign CROs and CMOs in the future. Foreign CMOs may be the target of U.S. legislation, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, restrict or even prohibit our ability to work with such CMOs, or have an adverse effect on our ability to secure significant commitments from governments to purchase potential therapies.

The biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations, and prospects. In addition, the United States government has imposed significant tariffs on imports from China and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China or other countries or impose other restrictions on companies’ ability to work with Chinese or other foreign counterparties. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the UK, could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs. Furthermore, if one or more of our collaborators or vendors in China is deemed to be a biotechnology company of concern under the BIOSECURE Act, our operations and financial condition may be negatively impacted as a result of any delays or increased costs arising from the trade restrictions and other foreign regulatory requirements affecting such collaborators. In addition, while we have established relationships with CROs and CMOs outside of China, moving to those suppliers in the event of a geopolitical instability affecting our collaborators in China could introduce delays into the development program.

We rely on the use of third-party CMOs to manufacture our product candidates, and we expect to continue to rely on third-party CMOs to produce our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing sites or if the third-party manufacturers encounter difficulties in production.

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must rely on CMOs to manufacture our product candidates. We have not yet caused our product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates, if approved. We currently have a single source for our supply of our product candidates. If there should be any disruption in such supply arrangement, including any adverse events affecting our sole supplier, or if we experience delays or difficulties in transferring, or are unable to successfully transfer, our manufacturing processes, it could have a negative effect on the clinical development of our product candidates and other operations while we work to identify and qualify an alternate supply source. We have limited control over the manufacturing process of, and may be dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA or another applicable regulatory authority does not approve these facilities for the manufacture of our product candidates or withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and delays and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. We, or our future contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, competent authorities of member states of the EU (“EU Member States”) or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or products, if approved, and harm our business and results of operations.

Moreover, our CMOs may experience manufacturing difficulties due to resource constraints, supply chain issues, intellectual property disputes or as a result of labor disputes or unstable political environments. If any CMOs on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a commercially reasonable cost, our business, financial condition, and prospects could be materially and adversely affected. In addition, our CMOs are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention or refusal to permit the import or export of products. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of any of our product candidates by the FDA or comparable foreign regulatory authorities, result in higher costs or adversely impact commercialization of our product candidates.

Risks Related to Our Business and Operations

In order to successfully implement our plans and strategies, we will need to grow the size of our organization and we may experience difficulties in managing this growth.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of preclinical and clinical drug development, technical operations, clinical operations, and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, financial, and personnel systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team working together in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.

We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our managerial, scientific, and medical personnel. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key personnel may be difficult and may take an extended period of time. If we do not succeed in attracting and retaining qualified personnel, it could materially adversely affect our business, financial condition, and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates, if approved, in foreign markets for which we may rely on collaboration with third parties. Recent and ongoing changes in the United States trade policy with foreign countries, including the continued uncertainty surrounding U.S. tariffs and potential retaliatory measures by foreign governments, may disrupt the global supply chain for biopharmaceutical products. For example, on April 2, 2026, President Trump issued a proclamation under Section 232 of the Trade Expansion Act of 1962 imposing tariffs of up to 100% on imports of certain patented pharmaceuticals and biologics and associated active pharmaceutical ingredients and key starting materials, which took effect on July 31, 2026 for certain large manufacturers and on September 29, 2026 for all other importers, subject to reduced rates for products of certain countries and for companies with approved U.S. onshoring plans, and to certain exemptions. It is not yet clear how these tariffs will apply to the importation of active pharmaceutical ingredients and possibly bulk drug products that are intended for use in clinical trials and not for commercial sale, which could increase the costs of materials for our clinical trials. Any such tariffs, as applied to us or our suppliers, may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical CMOs, and a delay in our development timelines.

We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable foreign regulatory authority, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing, and distribution of our product candidates, if approved, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets and receive applicable regulatory approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Our estimates and forecasts relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and growth forecasts, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to obtain coverage and reimbursement and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect or the treatment population is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CMOs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CMOs, suppliers and vendors acting for or on our behalf may engage in misconduct or other improper activities. Misconduct by these parties could include intentional, reckless, or negligent conduct or disclosure of unauthorized activities to us that violates FDA regulations, including those laws requiring the reporting of true, complete, and accurate information to the FDA, manufacturing standards, federal and state healthcare laws and regulations, and laws that require the true, complete, and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter misconduct by these parties and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations.

Our internal information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants, third party service providers, or existing or future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

In the ordinary course of our business, we and the third parties upon which we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “Process”) proprietary, confidential, and sensitive data, including personal data, intellectual property, trade secrets, and other sensitive data (collectively, “Sensitive Information”).

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party CROs, other contractors (including sites performing our clinical trials), third party service providers and supply chain companies, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds.

Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

To the extent that any disruption or security breach were to result in loss, destruction, unavailability, alteration, or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our product candidates could be delayed. Further, our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored.

Our remote workforce may create additional risks for our information technology systems and data because our employees work remotely and utilize network connections, computers, and devices working at home, while in transit and in public locations. Additionally, business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

We rely on third-party service providers and technologies to operate critical business systems to Process Sensitive Information in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on Processing Sensitive Information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause stakeholders (including investors, collaborators, clinical trial sites and clinical trial participants) to lose confidence in us, delay or disrupt our research and development programs, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

We are subject to stringent and changing laws, regulations and standards, and contractual obligations relating to privacy, data protection, and data security. The actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), fines and sanctions, private litigation and/or adverse publicity and could negatively affect our operating results and business.

We, and third parties we work with, are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. In addition, we are and may become subject to the terms of contractual obligations related to privacy, data protection, and data security. Our obligations may also change or expand as our business grows. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition, and results of operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations may involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development, or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions.

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.

The rules governing U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our shareholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted.

For example, the United States enacted the Inflation Reduction Act of 2022, which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act (the “TCJA”) eliminated the previously available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside the United States. On July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act, which includes a provision restoring the immediate deductibility of domestic research and development expenditures, for taxable years beginning after December 31, 2024, but which continues to require that research and development expenditures attributable to research conducted outside the United States be capitalized and amortized over fifteen years. Because we conduct, and expect to continue to conduct, a portion of our research and development activities outside the United States, including our planned Phase 1 clinical trial of KRSA-028 in Australia or New Zealand and the manufacture of clinical trial materials by CMOs located outside the United States, a portion of our research and development expenditures may continue to be subject to capitalization and amortization. The impact of this law on our tax position will depend on how the provision is implemented and interpreted by the IRS and other regulatory authorities, which to date have issued procedural guidance but have not issued proposed or final regulations interpreting the provision. In addition, we have no assurance as to whether, when and how this provision may be subject to further amendment or repeal. Such changes, among others, may adversely affect our effective tax rate, results of operations, and financial condition.

We may acquire businesses, product candidates, or products, or form strategic alliances, in the future, and may not realize the benefits of such acquisitions.

We may acquire additional businesses or products, form strategic alliances, or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing, and marketing any new product candidates or products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. There is no assurance that, following any such acquisition, we will achieve the synergies expected in order to justify the transaction, which could result in a material adverse effect on our business and prospects.

We maintain our cash at financial institutions, often in balances that exceed federally-insured limits. The failure of financial institutions could adversely affect our ability to pay our operational expenses or make other payments.

Our cash held in non-interest-bearing and interest-bearing accounts exceeds the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank in March 2023. The Federal Reserve subsequently announced that account holders would be made whole. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

Risks Related to Our Intellectual Property

Our intellectual property portfolio is at an early stage. Therefore, our ability to obtain and protect our patent rights, and protect other proprietary rights, is uncertain, exposing us to the possible loss of competitive advantage.

We will rely upon a combination of patents, trademarks, trade secret protection, copyrights and confidentiality agreements, licenses, and our agreements with Paragon and Paragon Laboratories to protect the intellectual property related to our programs and technologies and to prevent third parties from competing unfairly with us. Our success depends in large part on our ability to obtain and maintain patent protection for our product candidates and their uses, as well as our ability to operate without infringing on or violating the proprietary rights of others. If we are unable to obtain patent protection with respect to KRSA-028, or any future product candidates, our business, financial condition, results of operations and prospects could be materially harmed.

Our intellectual property portfolio is at an early stage. We do not currently own any issued patents or pending patent applications. With respect to Research Program 002 (including KRSA-028) and Research Program 001, Paragon has filed provisional patent applications in the United States directed to (i) antibodies targeting Aβ and (ii) antibodies targeting both Aβ and TfR1, including applications covering composition of matter, pharmaceutical formulations, and methods of using such antibodies, which we have exclusively licensed from Paragon pursuant to the Paragon License Agreement. With respect to the THETA technology, Paragon has filed provisional patent applications in the United States directed to antibodies targeting TfR1, including applications covering composition of matter, pharmaceutical formulations, and methods for using such antibodies or compounds, such as bispecific antibodies, comprising such antibodies, which we have non-exclusively licensed from Paragon pursuant to the Paragon License Agreement. Paragon, or us, with respect to licensed project antibody transport vehicle patents for which we have the first right, but not the obligation, to prepare, file, prosecute and maintain patent applications, intend to file one or more non-provisional patent applications claiming priority to these provisional patent applications. However, we cannot provide assurances that such non-provisional patent application(s) will be filed, nor whether such non-provisional patent application(s), if filed, will issue, the breadth of any resulting issued patent(s), or whether any issued patent(s) will be found to be invalid, unenforceable, or will be challenged by third parties.

Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products, or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that we may license or own covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the U.S. Patent and Trademark Office (the “USPTO”). If we do not obtain patent coverage for the work we are conducting, or if we obtain such rights but they are invalidated or rendered unenforceable, we may be unable to exclude competitors from pursuing and marketing the same or similar product candidates. Other risks we face if we are not able to obtain and maintain patent coverage for our product candidates are the reduction in valuation of our product candidates, and ultimately of us as a company, by potential investors, and our inability to assert claims for infringement against third parties or counterclaim against such third parties or negotiate more advantageous settlement parameters. Further, if we encounter delays in our clinical trials or delays in obtaining regulatory approval, the period of time during which we could market our product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford us any meaningful exclusivity period or competitive advantage.

Additionally, we may not be able to obtain or protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of at least certain patents, trade secrets, or other intellectual property. Filing, prosecuting, maintaining, and defending patents on product candidates and other related inventions worldwide would be expensive and our intellectual property rights in some foreign jurisdictions can be less extensive than those in the United States; the reverse may also occur. As such, we may not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we or our licensor files patent applications to obtain such rights. Our competitors may operate in countries where we do not have patent protection and may be able to freely use our technologies and discoveries in such countries, at least to the extent not forbidden by law.

In addition to seeking patents for some of our technology and product candidates, we may also rely on trade secrets, including unpatented know-how, technology, and other proprietary information, to maintain our competitive position. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our collaborators, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors, and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or state actors and those affiliated with or controlled by state actors. In addition, while we undertake reasonable efforts to protect our trade secrets and other confidential information from disclosure, others may independently discover trade secrets and proprietary information, and in such cases, we may not be able to assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Lastly, if our trademarks and trade names are not registered or adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

If we are unable to obtain or maintain necessary rights to our programs through acquisitions and in-licenses, our business may be materially harmed.

Because our development programs currently do and may in the future require the use of proprietary rights held by third parties, the growth of our business will depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary for our programs. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain intellectual property rights we obtain in the future, we may have to abandon development of the relevant program, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We have the right to control prosecution, defense, maintenance, and enforcement of patents exclusively in-licensed under the Paragon License Agreement. However, there may be times when rights for patents and patent applications relating to our product candidates are controlled by our future licensors or collaboration partners, including with respect to patents non-exclusively in-licensed under the Paragon License Agreement. If we, Paragon or any of our future licensors (including Paragon Laboratories) or collaboration partners fail to prosecute, defend, maintain and enforce such patents and patent applications in a manner consistent with our best interests, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even if we have the right to control prosecution of patents and patent applications we have licensed to and from third parties, including under future license agreements with Paragon or Paragon Laboratories following the point at which such control is assumed, we may still be adversely affected or prejudiced by actions or inactions of Paragon, additional licensees, or licensors and their counsel prior to the date upon which we assume control over patent prosecution. For example, Paragon is currently responsible for the prosecution, defense, maintenance, and enforcement of patents related to Research Program 003, for which we have not exercised our ADOA Option or entered into a license agreement. Pursuant to the Paragon License Agreement, we have the first right, but not the obligation, to prepare, file, prosecute and maintain certain licensed project antibody transport vehicle patents for Research Program 002, including KRSA-028, and Research Program 001, but Paragon retains control over patent prosecution for certain non-exclusively licensed transit antibody technology, including the THETA technology, and other Paragon-controlled patents.

Our future licensors may not be the sole and exclusive owners of all rights in the patents we may in-license. If other third parties have rights to our future in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

It is possible that we may be unable to obtain licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our product candidates, manufacturing methods or future products or methods resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

Disputes may arise between us and our future licensors regarding intellectual property subject to a license agreement, including (but not limited to): the scope of rights granted under the license agreement and other interpretation-related issues; whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement; our right to sublicense patents and other rights to third parties; our right to transfer or assign the license; the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our future licensors and us and our partners; and the priority of invention of patented technology. If we or our future licensors breach the terms of our license agreements, such breach may have a material adverse effect on our business and the commercialization efforts for our programs.

We may be subject to intellectual property lawsuits or may need to file lawsuits to protect our intellectual property, which could result in substantial costs and liability and prevent us from commercializing our potential products.

Because the intellectual property landscape in the biotechnology industry is rapidly evolving and interdisciplinary, it is difficult to conclusively assess our freedom to operate and guarantee that we can operate without infringing on or violating third party rights. If certain of our product candidates are ultimately granted regulatory approval, patent rights held by third parties could be alleged to render one or more of our product candidates infringing. If a third party successfully brings a claim against us, and our rights are not held invalid or unenforceable, we may be required to pay substantial damages, be forced to abandon any affected product candidate and/or seek a license from the patent holder. In addition, any intellectual property claims (e.g., patent infringement or trade secret misappropriation) brought against us, whether or not successful, may cause us to incur significant legal expenses and divert the attention of our management and key personnel from other business concerns. We cannot be certain that future patents, if filed and issued, owned, or licensed by us will not be challenged by others, whether in the course of litigation or in agencies like the USPTO. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise funds.

Competitors may infringe or otherwise violate our future patents, trademarks, copyrights, or other intellectual property. To counter infringement or other violations, we may be required to file claims, which can be expensive and time-consuming. Any such claims could provoke these parties to assert counterclaims against us, including claims alleging that we infringe their patents or other intellectual property rights. In addition, in a patent infringement proceeding, a court or administrative body may decide that one or more of the patents we assert is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to prevent the other party from using the technology at issue on the grounds that our patents do not cover the technology. Similarly, if we assert trademark infringement claims, a court or administrative body may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In such a case, we could ultimately be forced to cease use of such marks. In any intellectual property litigation, even if we are successful, any award of monetary damages or other remedy we receive may not be commercially valuable.

Further, we may be required to protect our future patents, if filed and issued, through procedures created to attack the validity of a patent at the USPTO. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.

In addition, if our product candidates are found to infringe the intellectual property rights of third parties, these third parties may assert infringement claims against our future licensees or customers and other parties with whom we have business relationships and we may be required to indemnify those parties for any damages they suffer as a result of these claims, which may require us to initiate or defend protracted and costly litigation on behalf of licensees or other parties regardless of the merits of such claims. If any of these claims succeed, we may be forced to pay damages on behalf of those parties or may be required to obtain licenses for the products we use.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings.

Our success will depend in part on our and our current and future licensors’ ability to obtain, maintain and enforce patent protection for our licensed intellectual property.

Our success will depend in part on our, Paragon’s, and our future licensors’ (including Paragon Laboratories’) ability to obtain, maintain and enforce patent protection for our licensed intellectual property. Currently, pursuant to the Paragon License Agreement, we have the first right, but not the obligation, to prosecute and maintain certain licensed project antibody transport vehicle patents for Research Program 002 (including KRSA-028) and Research Program 001, and Paragon controls the prosecution, maintenance, enforcement, and defense of certain other licensed patents, including licensed transit antibody patents and other Paragon-controlled patents. We, Paragon and our future licensors may not successfully prosecute the patent applications that cover our product candidates. Even if patents are issued in respect of these patent applications, we, Paragon, and our future licensors (including Paragon Laboratories) may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for any in-licensed intellectual property, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

As is common in the biotechnology industry, in addition to our employees, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other biotechnology or pharmaceutical companies including our competitors or potential competitors. We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may become subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor.

While we may litigate to defend against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management and other employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of patent laws in the United States, including patent reform legislation such as the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) could increase the uncertainties and costs surrounding the prosecution of our owned and in-licensed patent applications and the maintenance, enforcement, or defense of our owned and in-licensed issued patents. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation increased the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Additionally, there have been proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to enforce our proprietary technology.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. U.S. Supreme Court and U.S. Court of Appeals for the Federal Circuit rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations, including in the antibody arts. For example, in 2023, the United States Supreme Court in Amgen, Inc. v. Sanofi (“Amgen”) held that Amgen’s patent claims to a class of antibodies functionally defined by their ability to bind a particular antigen were invalid for lack of enablement where the patent specification provided 26 exemplary antibodies, but the claimed class of antibodies covered a “vast number” of additional antibodies not disclosed in the specification. The Court stated that if patent claims are directed to an entire class of compositions of matter, then the patent specification must enable a person skilled in the art to make and use the entire class of compositions. This decision makes it unlikely that we will be granted U.S. patents with composition of matter claims as broad as Amgen’s directed to antibodies functionally defined by their ability to bind a particular antigen. Even if we are granted claims directed to functionally defined antibodies, it is possible that a third party may challenge our patents, when issued, relying on the reasoning in Amgen or other precedential court decisions. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future.

In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. Geopolitical instability in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of patent applications and the maintenance, enforcement, or defense of issued patents. In addition, the Unified Patent Court (“UPC”) entered into force on June 1, 2023. The UPC is a common patent court that hears patent infringement and revocation proceedings effective for EU Member States. This could enable third parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated.

Although we do not currently own or license any European patents or applications, if we obtain or license such patents and applications in the future, any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time and may adversely affect our ability to enforce or defend the validity of any European patents we may obtain. We may decide to opt out from the UPC any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submissions, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain any future patents and patent applications, if filed and issued, covering our product candidates, our competitive position would be adversely affected.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope, or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent, the patent’s prosecution history and in some cases certain extrinsic evidence of the meaning of terms in a claim. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. For example, we may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our future issued patents or our pending applications, if filed, or that we are the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our future patent applications or patents, if filed and issued, which could require us to obtain rights to issued patents covering such technologies.

We may become subject to claims challenging the inventorship or ownership of our patents, if issued, and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our future patents, if filed and issued, or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being invalid or unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our programs or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Our current or future licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as the U.S. government, such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

Patent terms may be inadequate to protect our competitive position of our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from our earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Our technology licensed from various third parties may be subject to retained rights.

Our future licensors may retain certain rights under the relevant agreements with us, including the right to use or license the licensed technology outside of the scope of our license, use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse. In addition, while there are certain restrictions on Paragon’s ability to develop products that could be competitive with ours as more fully described in Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, these restrictions may not prevent the possible future license or development by Paragon of certain technology that could lead to product candidates competitive with ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

Risks Related to Government Regulation

The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time-consuming, and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive, and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including KRSA-028, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective, may prove to have undesirable or unintended side effects, toxicities, or other characteristics, or may fail to improve on the applicable standard of care, any of which may preclude us from obtaining regulatory approval. The FDA and comparable foreign regulatory authorities have discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical, or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for our proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates; we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh our safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of a biologics license application (“BLA”) or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of our product candidates; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or applicable foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in us failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, including failing to approve the most commercially promising indications, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, which could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects. In addition, the FDA and foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations, or revise existing regulations, or take other actions, such as those implemented by the Department of Government Efficiency, which may impact our clinical development plans or prevent or delay approval of our product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance. Since the start of President Trump’s administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. It is difficult to predict how executive actions that may be taken under the current administration may affect the FDA’s ability to exercise its regulatory authority. If any actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted. Additionally, the federal government could adopt legislation, regulations or policies that adversely affect our business or create a more challenging and costly environment to pursue the development, approval, and commercialization of our product candidates.

We may not be able to meet requirements for the chemistry, manufacturing, and control of our product candidates, and the manufacture of biologics is complex and subject to significant risks.

In order to receive approval of our products by the FDA and comparable foreign regulatory authorities, we must show that we and our contract manufacturing partners are able to characterize, control and manufacture our drug products safely and in accordance with regulatory requirements. This includes manufacturing the active ingredient, developing an acceptable formulation, manufacturing the drug product, performing tests to adequately characterize the formulated product, documenting a repeatable manufacturing process, and demonstrating that our drug products meet stability requirements. Biologics such as KRSA-028 are manufactured using living cell lines and are inherently more difficult to manufacture than small molecule drugs. Slight changes in manufacturing conditions or raw materials can affect product quality attributes, including glycosylation, aggregation, potency, purity, and stability, and can result in batch failures, contamination, or lot-to-lot variability. As we scale up manufacturing or change our manufacturing processes, sites, or formulations, including to support a low-volume subcutaneous formulation, we may be required to demonstrate comparability between the material used in our preclinical studies, clinical trials, and any commercial supply, and if we are unable to do so, we may need to conduct additional preclinical studies or clinical trials. We also have limited stability data for our product candidates, and if they do not demonstrate adequate stability, we may be unable to supply our clinical trials or obtain approval with a commercially viable shelf life or storage conditions. Meeting these chemistry, manufacturing and control requirements is a complex task that requires specialized expertise. If we are not able to meet the chemistry, manufacturing, and control requirements, we may not be successful in getting our products approved.

Our product candidates for which we intend to seek approval as biologics may face competition from biosimilars sooner than anticipated.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product.

We believe that any of our product candidates approved as biologics under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Even if we receive regulatory approval of our product candidates, we will be subject to extensive ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions, or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a risk evaluation and mitigation strategy (“REMS”) in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Comparable foreign regulatory authorities may impose similar requirements. In addition, if the FDA or comparable foreign regulatory authorities approve our product candidates, our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs. If we or a regulatory authority discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, delays or restrictions on our ability to conduct clinical trials or delays or refusal to grant a marketing authorization, including full or partial clinical holds on ongoing or planned trials, restrictions on the manufacturing process, warning or untitled letters, civil and criminal penalties, injunctions, product seizures, detentions or import bans, suspension, withdrawal or variation of any marketing authorization that has been granted, voluntary or mandatory publicity requirements and imposition of restrictions on operations, including costly new manufacturing requirements. Similar penalties may apply in case of failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors, to comply with FDA and EU laws and the related national laws of individual EU Member States and other applicable regulatory authorities governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of a marketing authorization, statutory health insurance, bribery and anti-corruption or other applicable regulatory requirements, including administrative, civil or criminal penalties. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

Disruptions at the FDA, the SEC and other government agencies and regulatory authorities caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review regulatory filings and our ability to commence human clinical trials can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for the review and approval of applications for clinical trial or marketing authorization, which would adversely affect our business. For example, in recent years, including in 2018, 2019 and 2025, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Additionally, action by the Trump administration to limit federal agency budgets or personnel may result in reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We may face difficulties from healthcare and regulatory legislative reform measures, or from government or other third-party payers’ failure to provide adequate coverage and reimbursement for our products.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates, or alter coverage, pricing, and reimbursement of our product candidates even if approved. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to patients being able to access new products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the Trump administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained and we may not achieve or sustain profitability.

In the United States and some foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, limit coverage, reimbursement or pricing of our products, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In the United States, the pharmaceutical industry has been a particular focus of these efforts. For example, the ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars, and increased the minimum rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended that program to Medicaid managed care utilization.

In addition, the Inflation Reduction Act of 2022 (the “IRA”) includes provisions intended to reduce prescription drug prices in Medicare Parts B and D, including manufacturer inflation rebates, a redesign of the Medicare Part D benefit that shifts additional costs to manufacturers and lowers patients’ overall out-of-pocket costs, and a drug price negotiation program under which the Secretary of the U.S. Department of Health and Human Services may set prices for certain high-expenditure Medicare Part B and Part D drugs and biologics without generic or biosimilar competition. Negotiated prices for the first ten selected Part D drugs took effect on January 1, 2026, and additional Part D and Part B drugs have been selected for negotiation for subsequent years. Biologics generally become eligible for selection 11 years after licensure, with negotiated prices taking effect two years later. Because Alzheimer’s disease primarily affects older individuals, we expect that a substantial majority of patients who may be treated with KRSA-028, if approved, will be Medicare beneficiaries, and the IRA could therefore reduce the Medicare revenues we are able to generate from any approved product and the period during which we can earn revenues at prices not subject to negotiation. The IRA’s provisions have been and may continue to be subject to legal challenge, and their effect on our business and the pharmaceutical industry remains uncertain.

The current U.S. administration has also sought to lower prescription drug prices through executive action. For example, in May 2025, President Trump issued an executive order directing HHS to establish “most-favored-nation” pricing targets intended to align U.S. prescription drug prices with those paid in other developed countries, and the administration has since entered into pricing agreements with certain pharmaceutical manufacturers. In November 2025, the Centers for Medicare & Medicaid Services (“CMS”) announced a voluntary Medicaid “most-favored-nation” model, and in September 2026, CMS finalized the Global Benchmark for Efficient Drug Pricing (GLOBE) Model, a mandatory Medicare Part B model that uses international reference prices in calculating manufacturer rebates and is scheduled to begin in January 2027. CMS has also proposed a similar model for Medicare Part D, although it remains uncertain whether that model (GUARD) will be finalized and, if so, whether it will follow GLOBE’s approach. As a result, price controls and pricing pressure in foreign countries may adversely affect the prices we are able to obtain in the United States for any product candidates we successfully commercialize. Any reduction in reimbursement from Medicare and other government programs pursuant to such most favored nation or other reforms may result in a similar reduction in payments from private payers. In addition, the One Big Beautiful Bill Act enacted in July 2025 includes changes to Medicaid eligibility and funding that are expected to increase the number of uninsured individuals, and individual states have increasingly enacted laws and regulations designed to control pharmaceutical pricing, including through price transparency requirements, prescription drug affordability boards and upper payment limits. We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, which could harm our business, financial condition and prospects.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Even if we are able to commercialize any product candidates, due to unfavorable pricing regulations and/or third-party coverage and reimbursement policies, we may not be able to offer such product candidates at competitive prices, which would seriously harm our business.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in part on the extent to which reimbursement for these product candidates and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity.

Coverage and reimbursement for Alzheimer’s disease therapies presents additional challenges. Under a national coverage determination finalized in April 2022, Medicare covers FDA-approved monoclonal antibodies directed against amyloid for the treatment of Alzheimer’s disease only under “coverage with evidence development,” which, for antibodies that receive traditional approval, conditions coverage on the treating clinician’s participation in a CMS-approved registry or study, and, for antibodies that receive accelerated approval, limits coverage to patients enrolled in qualifying randomized controlled trials. If KRSA-028 is approved, it may be subject to these or similar coverage restrictions, which could increase the administrative burden on prescribers, limit patient access and adversely affect demand. Coverage and reimbursement for the diagnostic testing and MRI monitoring associated with anti-Aβ antibody therapy may also be limited, which could further restrict the use of KRSA-028.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Governmental regulation of the import or export of our drug candidates, or our failure to obtain any required import or export authorization for our candidates, when applicable, could harm international operations. Furthermore, export control laws and economic sanctions prohibit the provision of certain items, technology, and services to countries, governments, and persons targeted by sanctions programs. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to or from recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

In some countries, particularly EU Member States, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a therapeutic. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced EU Member States, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations, or prospects could be materially and adversely affected.

If we seek and are unable to obtain accelerated approval, the amount, size, and duration of our clinical trials could be greater than planned, which could increase the expense, reduce the likelihood, and/or delay the timing of obtaining necessary regulatory approvals. Even if we receive accelerated approval, if confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-approval requirements, such authorities may withdraw accelerated approval.

We may seek accelerated approval, or other expedited development, review, or approval status, for our product candidates. Even if granted, there is no guarantee that receiving an expedited development, review or approval status from the FDA will lead to a faster development or regulatory review or approval process, and such status does not increase the likelihood that our product candidates will ultimately receive marketing approval. The FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. If we choose to pursue accelerated approval, there can be no assurance that the FDA will agree that our proposed primary endpoint is an appropriate surrogate endpoint. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue accelerated approval or any other form of expedited development, review, or approval, even if we initially decide to do so. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. The FDA also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. Accelerated approval may be contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s predicted effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. Even if we receive accelerated approval from the FDA, we will be subject to rigorous post-approval requirements, including submission to the FDA of all promotional materials prior to their dissemination. The FDA could withdraw accelerated approval for multiple reasons, including our failure to conduct any required post-approval study with due diligence, or the inability of such study to confirm the drug’s predicted clinical benefit relative to its risks. A failure to obtain accelerated approval or any other form of expedited review or approval for a product candidate could result in a longer time period prior to commercializing such product candidate, increase the cost of development of such product candidate, and harm our competitive position in the marketplace. Comparable considerations apply outside of the United States.

Risks Related to the Proposed Redomestication

On October 15, 2026, we filed a definitive proxy statement for a special meeting of our shareholders to approve the redomestication of the Company from the Commonwealth of Massachusetts to the Cayman Islands (the “Redomestication”). There can be no assurance that the Redomestication will be approved by our shareholders or, if approved and effected, that the Redomestication will result in all or any of the benefits that we anticipate, including the benefits of or resulting from the transfer by way of continuation of the Company into the Cayman Islands or the application of Cayman Islands law to our internal affairs.

Currently, we are governed by Massachusetts law, our articles of organization and our bylaws, but upon effectiveness of the Redomestication we will be governed by Cayman Islands law and the Cayman Articles, provisions of which have anti-takeover implications.

Upon effectiveness of the Redomestication, our organizational documents will change and we and our organizational documents will be governed by Cayman Islands law rather than Massachusetts law. Provisions that will be included in the memorandum and articles of association to be adopted in connection with the Redomestication (the “Cayman Articles”) may discourage, delay, or prevent a merger, acquisition, or other change in control of us that shareholders may consider favorable, including transactions in which our ordinary shareholders might otherwise receive a premium price for their ordinary shares. These provisions could also limit the price that investors might be willing to pay in the future for our ordinary shares, thereby depressing the market price of our ordinary shares. In addition, because our board of directors will be responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Among other things, these provisions will:

•
introduce the use of a classified board of directors such that not all members of our board of directors are elected at one time;
•
allow the authorized number of our directors to be changed only by resolution of our board of directors, subject to the terms of the Cayman Series B Certificate of Designation (as defined below);
•
limit the manner in which shareholders can remove directors from our board of directors;
•
provide for advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on at shareholder meetings;
•
limit who may call a general meeting of shareholders;
•
authorize our board of directors to issue preferred shares without shareholder approval, which could be used to institute a “poison pill” that would work to dilute the share ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•
require a special resolution passed by the affirmative vote of not less than two-thirds of the votes cast at a general meeting of the Company to amend provisions of the Cayman Articles.

In addition, upon effectiveness of the Redomestication, the certificate of designation relating to the Series B non-voting convertible preferred shares of the Cayman Islands company (the “Cayman Series B Certificate of Designation” and such shares, the “Cayman Series B Preferred Shares”) may delay or prevent a change in control of us. At any time while at least 30% of the originally issued Cayman Series B Preferred Shares remain issued and outstanding, we may not, without the affirmative vote of the holders of a majority of the then-outstanding Cayman Series B Preferred Shares, (i) consummate (x) any Fundamental Transaction (as defined in the Cayman Series B Certificate of Designation) or (y) any merger or consolidation of us with or into another entity or any share sale to, or other business combination in which our shareholders immediately before such transaction do not hold at least a majority of the shares in our capital immediately after such transaction, (ii) increase the size of our board of directors, (iii) adopt, amend or repeal any written delegation of authority policy, corporate authority matrix or similar document, framework or schedule unless such adoption, amendment or repeal has been approved by the unanimous vote of our board of directors, or (iv) retain or replace our registered independent public accounting firm, independent compensation consultant or corporate counsel. This provision of the Cayman Series B Certificate of Designation may make it more difficult for us to enter into any of the aforementioned transactions, even potential change of control transactions that could offer a premium over our market value to the ordinary shareholders, as it would require the separate consent of the majority of the issued and outstanding Cayman Series B Preferred Shares.

Because the Cayman Articles designate the courts of the Cayman Islands as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, this could limit your ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

The Cayman Articles will provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with the Cayman Articles or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act (As Revised) of the Cayman Islands or the Cayman Articles, or (iv) any action asserting a claim against us concerning our internal affairs. The forum selection provision in the Cayman Articles will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim. The Cayman Articles will also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum. This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ memorandum and articles of association or other charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provision to be inapplicable or unenforceable, and if a court were to find this provision in the Cayman Articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have an adverse effect on our business and financial performance.

Risks Related to Ownership of Our Common Stock

The market price of our common stock is expected to be volatile, and the market price of our common stock may drop.

The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
results of clinical trials and preclinical studies of our product candidates, or those of our competitors or our existing or future collaborators;
•
failure to meet or exceed financial and development projections we may provide to the public;
•
failure to meet or exceed the financial and development projections of the investment community;
•
if we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts;
•
announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•
actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;
•
disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•
additions or departures of key personnel;
•
significant lawsuits, including patent or shareholder litigation;
•
if securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our business and stock;
•
changes in the market valuations of similar companies;
•
general market or macroeconomic conditions or market conditions in the pharmaceutical and biotechnology sectors;
•
sales of securities by us or our securityholders in the future;
•
if we fail to raise an adequate amount of capital to fund our operations or continued development of our product candidates;
•
trading volume of our common stock;
•
announcements by competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships, or capital commitments;
•
adverse publicity relating to anti-Aβ antibody therapies or other therapies for neurodegenerative diseases, including with respect to other products in such markets;
•
the introduction of technological innovations or new therapies that compete with our product candidates; and
•
period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, a recession, depression, or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results, financial condition, and cash flows.

We will incur additional costs and increased demands upon management as a result of complying with the laws and regulations affecting public companies.

We have incurred and will continue to incur significant legal, accounting, and other expenses as a public company that Pre-Merger Korsana did not incur as a private company, including costs associated with public company reporting obligations under the Exchange Act. Our management team consists of the executive officers of Pre-Merger Korsana prior to the Merger.

These executive officers and other personnel will need to devote substantial time to gaining expertise related to public company reporting requirements and compliance with applicable laws and regulations to ensure that we comply with all of these requirements. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on the board of directors or on board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

Once we are no longer a smaller reporting company or otherwise no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results and cash flows.

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, in at least the near term, we may take advantage of exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Once we are no longer a smaller reporting company or otherwise no longer qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting, and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

As a public company listed on The Nasdaq Stock Market LLC (“Nasdaq”), we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. As a private company, Pre-Merger Korsana was not required to document and test its internal controls over financial reporting nor was its management required to certify the effectiveness of its internal controls, and its auditors have not been required to opine on the effectiveness of its internal control over financial reporting. We are required to incur substantial professional fees and internal costs to expand our accounting and finance functions and expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.

We may discover weaknesses in our system of internal control over financial reporting that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

Provisions in our articles of organization and bylaws and provisions under Massachusetts law could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our management.

Provisions included in our articles of organization and bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of us that shareholders may consider favorable, including transactions in which our common shareholders might otherwise receive a premium price for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Among other things, these provisions:

•
allow the authorized number of our directors to be changed only by resolution of our board of directors;
•
provide that directors may be removed by our shareholders only for cause, and that the Preferred Directors (as defined below) may be removed only by the holders of a majority of the outstanding shares of our Series B Preferred Stock;
•
provide for advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on at shareholder meetings;
•
require that shareholder actions must be effected at a duly called shareholder meeting or by the unanimous written consent of all shareholders in lieu of such a meeting;
•
limit who may call a special meeting of shareholders;
•
authorize our board of directors to issue preferred stock without shareholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•
require the approval of the holders of at least a majority of the votes that all of our shareholders would be entitled to cast to amend or repeal certain provisions of our articles of organization or bylaws.

In addition, the provisions of our articles of organization, as amended, relating to our Series B Preferred Stock may delay or prevent a change in control of us. At any time while at least 30% of the originally issued Series B Preferred Stock remains issued and outstanding, we may not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series B Preferred Stock, (i) consummate (x) any Fundamental Transaction (as defined in our articles of organization, as amended) or (y) any merger or consolidation of us with or into another entity or any stock sale to, or other business combination in which our shareholders immediately before such transaction do not hold at least a majority of our capital stock immediately after such transaction, (ii) increase the size of our board of directors, (iii) adopt, amend or repeal any written delegation of authority policy, corporate authority matrix or similar document, framework or schedule unless such adoption, amendment or repeal has been approved by the unanimous vote of our board of directors, or (iv) retain or replace our registered independent public accounting firm, independent compensation consultant or corporate counsel. This provision of the Series B Certificate of Designation may make it more difficult for us to enter into any of the aforementioned transactions, even potential change of control transactions that could offer a premium over our market value to the common shareholders, as it would require the separate consent of the majority of the holders of the Series B Preferred Stock.

If the Redomestication is approved by our shareholders and effected, the rights of our shareholders will no longer be governed by our articles of organization, our bylaws and the Massachusetts Business Corporation Act (the “MBCA”), and instead will be governed by the Cayman Articles and the Companies Act (As Revised) of the Cayman Islands. See “—Risks Related to the Proposed Redomestication—Currently, we are governed by Massachusetts law, our articles of organization and our bylaws, but upon effectiveness of the Redomestication we will be governed by Cayman Islands law and the Cayman Articles, provisions of which have anti-takeover implications.”

Our articles of organization, as amended, provide that, unless we consent in writing to the selection of an alternative forum, certain designated courts will be the sole and exclusive forum for certain legal actions between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or shareholders.

Our articles of organization, as amended, provide that, unless we consent in writing to the selection of an alternative forum, a state or federal court located within the Commonwealth of Massachusetts shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders, (c) any action asserting a claim arising pursuant to any provision of the MBCA or any successor statute, or (d) any action asserting a claim governed by the internal affairs doctrine, in all cases subject to the court having personal jurisdiction over the indispensable parties named as defendants, which for purposes of this risk factor we refer to herein as the “Massachusetts Forum Provision.” The Massachusetts Forum Provision does not apply to any causes of action arising under the Securities Act and the Exchange Act. In addition, our articles of organization, as amended, provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Massachusetts Forum Provision.

The Massachusetts Forum Provision may impose additional costs on our shareholders in pursuing any such claims, particularly if the shareholders do not reside in or near the Commonwealth of Massachusetts or were permitted to select another jurisdiction. Additionally, the forum selection clauses in our articles of organization, as amended, may limit our shareholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees, or shareholders, which may discourage such lawsuits against us and our directors, officers, employees, and shareholders even though an action, if successful, might benefit our shareholders. Alternatively, if a court were to find the Massachusetts Forum Provision contained in our articles of organization, as amended, to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations.

If the Redomestication is approved by our shareholders and effected, the Massachusetts Forum Provision will no longer apply. See “—Risks Related to the Proposed Redomestication—Because the Cayman Articles designate the courts of the Cayman Islands as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, this could limit your ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.”

We do not anticipate that we will pay any cash dividends in the foreseeable future.

The current expectation is that we will retain our future earnings, if any, to fund the growth of our business as opposed to paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain, if any, for the foreseeable future.

An active trading market for our common stock may not develop and our shareholders may not be able to resell their shares of common stock for a profit, if at all.

Prior to the Merger, there had been no public market for shares of Pre-Merger Korsana capital stock, and our common stock has only traded on a post-Merger basis since September 9, 2026. An active trading market for our shares of common stock may never develop or be sustained. If an active market for our common stock does not develop or is not sustained, it may be difficult for our shareholders to sell their shares at an attractive price or at all.

Future sales of shares by existing shareholders could cause our stock price to decline.

If existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale in connection with our recent merger lapse, the trading price of our common stock could decline. In addition, shares of common stock that are subject to outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Because Cyclerion was a shell company prior to the Merger, we are subject to more stringent reporting requirements, offering limitations and resale restrictions.

Cyclerion was a shell company immediately prior to the Merger. As such, we are subject to the requirements applicable to shell company business combinations. The requirements applicable to shell company business combinations are as follows:

•
we were required to file a Form 8-K to report the Form 10 type information after closing with the SEC reflecting our status as an entity that is not a shell company, which we filed on September 11, 2026;
•
we will not be eligible to use a Form S-3 until 12 full calendar months after closing;
•
we will be an “ineligible issuer” for three years following the closing, which will prevent us from (i) incorporating by reference in our Form S-1 filings, (ii) using a free writing prospectus, or (iii) taking advantage of well-known seasoned issuer status despite our public float;
•
investors who (i) were affiliates of Pre-Merger Korsana at the time the Merger was submitted for the vote or consent of Pre-Merger Korsana stockholders, (ii) received our securities in the Merger (i.e., Rule 145(c) securities), and (iii) publicly offer or sell such securities, will be deemed to be engaged in a distribution of such securities, and therefore to be underwriters with respect to resales of those securities, and accordingly such securities may not be included in the Form S-1 resale registration statement anticipated to be filed following the closing of the Merger unless such securities are sold only in a fixed price offering in which such investors are named as underwriters in the prospectus; and
•
Rule 144(i)(2) will limit the ability to publicly resell Rule 145(c) securities per Rule 145(d), as well as any other “restricted” or “control” securities of the Company per Rule 144 (i.e., holders of restricted securities and any of our affiliates are also affected) until one year after the Form 10 information was filed with the SEC.

The foregoing SEC requirements increase our time and cost of raising capital, offering stock under equity plans, and complying with securities laws. Further, such requirements add burdensome restrictions on the resale of our shares by affiliates of Pre-Merger Korsana and any holders of “restricted” or “control” securities.

Holders of our Series B Preferred Stock have the ability to significantly influence our management and affairs and matters submitted to our shareholders for approval.

As of September 30, 2026, holders of our Series B Preferred Stock, in the aggregate, beneficially owned approximately 34% of our outstanding shares of common stock (on a fully-diluted basis). Although our Series B Preferred Stock generally does not have voting rights, holders of our Series B Preferred Stock are entitled to elect the Preferred Directors described below, vote together with the holders of our common stock on an as-converted basis in the election of our other directors, have consent rights over certain significant corporate actions, and, together with their affiliates, also hold shares of our common stock. As a result, if these shareholders were to choose to act together, they would be able to significantly influence matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire.

Preferred Directors elected by the holders of our Series B Preferred Stock have the ability to control or significantly influence all matters submitted to our board of directors for approval.

Pursuant to our articles of organization, as amended, at all times when at least 30% of the originally issued Series B Preferred Stock remains issued and outstanding: (i) the holders of Series B Preferred Stock, exclusively and voting together as a separate class on an as-converted to common stock basis, are entitled to elect four directors (the “Preferred Directors”); and (ii) the holders of our common stock and of any other class or series of voting stock (including the Series B Preferred Stock), exclusively and voting together as a single class on an as-converted to common stock basis, are entitled to elect the balance of the total number of our directors (the “At-Large Directors”). Each Preferred Director is entitled to three votes on each matter presented to our board of directors. The Preferred Directors may be removed, with or without cause, only by the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock.

Dr. Gottesdiener, Mr. Kiselak, Ms. Pernice, and Mr. Shah serve as the four Preferred Directors. These four Preferred Directors represent approximately 86% of the total votes of our board of directors. As a result, these four Preferred Directors are able to control or significantly influence all matters submitted to our board of directors for approval, including business plans and policies and the appointment and removal of our officers. The holders of Series B Preferred Stock thereby have influence with respect to the composition of our board of directors and, to the extent they influence the actions of the Preferred Directors, if at all, actions of our board of directors. Entities affiliated with Fairmount and Venrock are the holders of 100% of our Series B Preferred Stock.

We expect that the decision to enter into or amend any agreement with Paragon will be subject to the approval of our board of directors. As noted above, our board of directors includes four Preferred Directors that are affiliated with and elected by Fairmount and Venrock, two of whom are affiliated with Fairmount, in addition to Dr. Violin. As a result, Fairmount may exert influence on the decisions of our board of directors and our management, including as it relates to agreements with Paragon and decisions to exercise options or enter into license agreements thereunder, which interests may differ from the interests of our shareholders given Fairmount’s interest in us and Paragon, and indirect interest in Parasa. All of our directors owe fiduciary duties pursuant to Massachusetts law, and our directors are expected to comply with their respective fiduciary duties under Massachusetts law relevant to related party transactions. If the Redomestication is effected, all of our directors will owe fiduciary duties pursuant to Cayman Islands law, and our directors will be expected to comply with their respective fiduciary duties under Cayman Islands law relevant to related party transactions. We have adopted a related party transaction approval policy, and our audit committee is responsible for the review, consideration and approval or ratification of related party transactions.

Conflicts of interest may arise between us and Paragon or Paragon Laboratories or us and Fairmount.

In connection with the Merger, we assumed the rights and obligations of Pre-Merger Korsana under the Paragon ADOA, the Paragon POA, the Paragon Research Letter Agreement and the Paragon License Agreement. Fairmount beneficially owns more than 5% of each of Paragon and Paragon Laboratories, appointed the board of directors of each of Paragon and Paragon Laboratories, and has the contractual right to approve the appointment of any executive officers of Paragon and Paragon Laboratories. Parasa is an entity formed by Paragon as a vehicle to hold equity in Pre-Merger Korsana (and as a result of the Merger, us) in order to share profits with certain employees of Paragon. Fairmount beneficially owns 19.99% of our common stock assuming conversion of the Series B Preferred Stock and exercise of the pre-funded warrants held by Fairmount (in each case, subject to beneficial ownership limitations). Three of our directors (Tomas Kiselak, Michelle Pernice and Jonathan Violin, Ph.D.) have current or historical affiliations or associations with Fairmount, two of whom (Mr. Kiselak and Ms. Pernice) serve as Preferred Directors. The remaining three members of our board of directors are not affiliated with Fairmount or Paragon.

Our relationship with Paragon, Paragon Laboratories, Parasa, Fairmount and our non-employee directors may create, or may create the appearance of, conflicts of interest when we are faced with decisions that could have different implications for Paragon,

Paragon Laboratories or Parasa than the decisions have for us. For example, such conflicts may arise in connection with the selection of additional targets, the exercise of options under the Paragon ADOA, the Paragon POA or the Paragon Research Letter Agreement, the negotiation of the terms of any future license agreements, the allocation of resources and expenses, the enforcement or defense of intellectual property rights, the pursuit of strategic partnerships or transactions, or the resolution of any disputes that may arise between us and Paragon, Paragon Laboratories or Parasa. We expect that the decision to amend the Paragon ADOA, the Paragon POA, the Paragon Research Letter Agreement or the Paragon License Agreement or enter into any similar agreements or license agreements with Paragon or Paragon Laboratories will be subject to the approval of our board of directors. All of our directors owe fiduciary duties pursuant to Massachusetts law, and our directors are expected to comply with their respective fiduciary duties under Massachusetts law relevant to related party transactions.

Furthermore, because Paragon and Fairmount have interests in other biotechnology companies that may compete with us or pursue similar or complementary product candidates or technologies, they may have an incentive to favor or support such other companies over us. These potential conflicts of interest may make it more difficult for us to favorably advance our business interests and may adversely affect our competitive position, business, financial condition, results of operations and prospects.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect to not provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.

We have broad discretion in the use of our cash and cash equivalents and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

We have broad discretion over the use of our cash and cash equivalents. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply these resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You will not have the opportunity to influence our decisions on how to use our cash resources.

Our principal shareholders own a significant percentage of our common stock and will be able to exert significant influence over matters subject to shareholder approval.

As of September 30, 2026, our executive officers, directors and holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 68% of our outstanding common stock. These shareholders, if they act together, may be able to significantly influence matters requiring shareholder approval, including the election of directors, amendments to our organizational documents, the Redomestication and any merger, consolidation or sale of all or substantially all of our assets. The interests of these shareholders may not always coincide with, and may conflict with, the interests of our other shareholders, and this concentration of ownership could delay, defer or prevent a change in control, impede a merger or other business combination, or discourage a potential acquirer from making a tender offer, which could reduce the market price of our common stock.

If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted, which could adversely affect the liquidity and market price of our common stock.

Our common stock is listed on The Nasdaq Capital Market. To maintain that listing, we must satisfy continued listing requirements, including minimum bid price, minimum shareholders’ equity or market value, and corporate governance requirements. Immediately prior to the Merger, Cyclerion effected a 1-for-7 reverse stock split, and there can be no assurance that the market price of our common stock will remain at levels sufficient to satisfy Nasdaq’s minimum bid price requirement. Under Nasdaq Listing Rule 5810(c)(3)(A)(iv), because we effected a reverse stock split within the prior one-year period, if our common stock fails to satisfy the minimum bid price requirement before September 8, 2027, we will not be eligible for any compliance period to regain compliance, and Nasdaq would instead issue a delisting determination with respect to our common stock. If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to delist our common stock, which could reduce the liquidity and market price of our common stock, limit our ability to raise capital on acceptable terms or at all, and result in a loss of investor and collaborator confidence.

Our ability to use net operating loss carryforwards and other tax attributes may be limited, including as a result of the Merger.

Each of Cyclerion and Pre-Merger Korsana incurred losses during its history, and we do not expect to become profitable in the near future and may never achieve profitability. As of December 31, 2025, Cyclerion had federal net operating loss (“NOL”)

carryforwards of approximately $211 million. As of December 31, 2025, Pre-Merger Korsana had federal NOL carryforwards of approximately $31.5 million. Under current law, U.S. federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more shareholders or groups of shareholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. We believe that the Merger resulted in an ownership change of Cyclerion, and, as a result, Cyclerion’s pre-Merger NOL carryforwards and other tax attributes are expected to be subject to substantial limitation, and a significant portion of them may expire unused or otherwise be unavailable to offset our future taxable income. This limitation could be reduced to zero if we do not continue Cyclerion’s historic business or use a significant portion of its historic business assets in a business for at least two years following the Merger. In addition, the Merger and the Pre-Closing Financing may have resulted in an ownership change with respect to Pre-Merger Korsana. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including in connection with the Merger or other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.

General Risk Factors

We may become exposed to costly and damaging liability claims, when testing a product candidate in the clinical stage or at the commercial stage, and our product liability insurance may not cover all damages from such claims.

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. While we currently have no products that have been approved for commercial sale, the future use of a product candidate in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims may be made by patients that use the product or product candidate, healthcare providers, pharmaceutical companies, or others selling such product. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially and adversely affect the market for our products or any prospects for commercialization of our products. Although we intend to obtain product liability insurance for our future clinical trials, it is possible that our liabilities could exceed our insurance coverage or that in the future we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

Litigation costs and the outcome of litigation could have a material adverse effect on our business.

From time to time, we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, securities litigation, employment matters, security of patient and employee personal information, contractual relations with collaborators and licensors and intellectual property rights. Litigation to defend us against claims by third parties, or to enforce any rights that we may have against third parties, could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our business could be adversely affected by economic downturns, inflation, fluctuating interest rates, natural disasters, public health crises, political crises, geopolitical events, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, fluctuating interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs imposed by the U.S. government and potential retaliatory measures by foreign governments and other barriers to trade, especially in light of recent comments and executive orders made by the Trump administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), government shutdowns, tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown, and extreme volatility in the capital markets. In addition, the U.S. has imposed and taken action to pause, resume or adjust tariffs on imports from a number of countries. Since February 2025, the United States government has imposed various tariffs on imports from most countries, including tariffs on imports from China and South Korea. There still remains substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified, or suspended. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Uncertainty and political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. The Federal Reserve has raised interest rates multiple times in recent years in response to concerns about inflation and it may raise them again. High interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and in the Middle East and rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

We may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit Number
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 1, 2026, by and among Cyclerion Therapeutics, Inc., Cariboos Merger Sub Corp., Cariboos Merger Sub II, LLC and Korsana Biosciences, Inc.	8-K	001-38787	April 1, 2026	2.1
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of April 17, 2026, by and among Cyclerion Therapeutics, Inc., Cariboos Merger Sub Corp., Cariboos Merger Sub II, LLC and Korsana Biosciences, Inc.	8-K	001-38787	September 11, 2026	2.2
3.1	Restated Articles of Organization of Cyclerion Therapeutics, Inc.	S-8	333-230615	March 19, 2019	4.1
3.2	Articles of Amendment to the Restated Articles of Organization of Cyclerion Therapeutics, Inc., dated May 15, 2023.	8-K	001-38787	May 15, 2023	3.1
3.3	Articles of Amendment to the Restated Articles of Organization of Cyclerion Therapeutics, Inc., dated May 19, 2023, designating the Series A Convertible Preferred Stock.	8-K	001-38787	May 25, 2023	3.1
3.4	Articles of Amendment to the Restated Articles of Organization of Cyclerion Therapeutics, Inc., effective September 8, 2026 (Reverse Stock Split).	8-K	001-38787	September 11, 2026	3.4
3.5	Articles of Amendment to the Restated Articles of Organization of Cyclerion Therapeutics, Inc., effective September 8, 2026 (Name Change).	8-K	001-38787	September 11, 2026	3.5
3.6	Articles of Amendment to the Restated Articles of Organization of Cyclerion Therapeutics, Inc. designating the Series B Non-Voting Convertible Preferred Stock, effective September 8, 2026.	8-K	001-38787	September 11, 2026	3.6
3.7	Amended and Restated Bylaws of Cyclerion Therapeutics, Inc.	S-8	333-230615	March 19, 2019	4.2
4.1	Form of Merger Pre-Funded Warrant.	8-K	001-38787	September 11, 2026	4.2
10.1†	Contingent Value Rights Agreement, dated as of September 8, 2026, by and between Cyclerion Therapeutics, Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent.	8-K	001-38787	September 11, 2026	10.5
10.2	Form of Indemnification Agreement for directors and officers of the Company.	8-K	001-38787	September 11, 2026	10.6
10.3#	Korsana Biosciences, Inc. 2025 Equity Incentive Plan.	S-4	333-295175	April 20, 2026	10.19
10.4#	First Amendment to Korsana Biosciences, Inc. 2025 Equity Incentive Plan.	S-4/A	333-295175	July 10, 2026	10.20
10.5#	Korsana Biosciences, Inc. 2026 Stock Incentive Plan.	8-K	001-38787	September 11, 2026	10.9
10.6#	Korsana Biosciences, Inc. 2026 Employee Stock Purchase Plan.	8-K	001-38787	September 11, 2026	10.10
10.7#	Amended and Restated Offer Letter, dated as of September 8, 2026, by and between Korsana Biosciences, Inc. and Jonathan Violin, Ph.D.	8-K	001-38787	September 11, 2026	10.19
10.8#	Amended and Restated Offer Letter, dated as of September 8, 2026, by and between Korsana Biosciences, Inc. and Mark Vignola, Ph.D.	8-K	001-38787	September 11, 2026	10.20
10.9#	Amended and Restated Offer Letter, dated as of September 8, 2026, by and between Korsana Biosciences, Inc. and Matthew Leoni, M.D.	8-K	001-38787	September 11, 2026	10.21

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

† Portions of this exhibit (indicated by “***”) have been omitted in accordance with the rules of the Securities and Exchange Commission.

†† This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korsana Biosciences, Inc.

Date:November 5, 2026	By:	/s/ Jonathan Violin
	Name:	Jonathan Violin, Ph.D.
	Title:	Chief Executive Officer and President

Date:November 5, 2026	By:	/s/ Mark Vignola
	Name:	Mark Vignola, Ph.D.
	Title:	Chief Financial Officer